Form 10-Q
period 1995-03-31
KIDDIE PRODUCTS INC
filed 1995-05-12
CIK 55698

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended       MARCH 31, 1995
- - --------------------------------------------------------------------------------


Commission file number        0-7024
- - --------------------------------------------------------------------------------

                             KIDDIE PRODUCTS, INC
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                                  04-2149581
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

               One Kiddie Drive, Avon, Massachusetts 02322-1171
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                (508) 588-1220
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     None
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No    .
    ---     ---

The number of shares of Registrant's common stock outstanding on April 30, 1995 was 2,251,434.

                      KIDDIE PRODUCTS, INC.



                             INDEX


PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets                             Page  1

Condensed Statements of Income                             2

Condensed Statements of Cash Flows                         3

Notes to Condensed Financial Statements                    4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                      5

PART II - OTHER INFORMATION

Other information                                          6

SIGNATURES                                                 6

                                              KIDDIE PRODUCTS, INC.
                                            Condensed Balance Sheets
                                                  (Unaudited)


                            ASSETS
                                                                                        March 31,        December 31,
                                                                                          1995              1994
                                                                                          ----              ----
CURRENT ASSETS:
   Cash and cash equivalents                                                          $   674,560         $ 2,329,041
   Accounts receivable, net                                                            11,505,226           9,266,235
   Inventories                                                                         12,512,000          10,413,835
   Prepaid insurance, taxes, etc.                                                         336,899             295,921
   Current deferred taxes                                                                 624,500             624,500
                                                                                      -----------         -----------
         Total current assets                                                          25,653,185          22,929,532
                                                                                      -----------         -----------

PROPERTY, PLANT, AND EQUIPMENT:
   Land                                                                                   167,266             167,266
   Building                                                                             3,737,861           3,737,861
   Machinery and molds                                                                  5,565,545           5,413,075
   Furniture and equipment                                                              3,018,687           2,986,905
                                                                                      -----------         -----------
         Total                                                                         12,489,359          12,305,107
   Less accumulated depreciation                                                        6,609,864           6,381,854
                                                                                      -----------         -----------
         Property, plant, and equipment - net                                           5,879,495           5,923,253
                                                                                      -----------         -----------
TOTAL ASSETS                                                                          $31,532,680         $28,852,785
                                                                                      ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                     $133,333            $133,333
   Short-term borrowings                                                                1,200,000                   0
   Accounts payable and accrued expenses                                                5,575,523           5,332,871
   Federal and state income taxes payable                                                 648,600             218,500
                                                                                      -----------         -----------
         Total current liabilities                                                      7,557,456           5,684,704
                                                                                      -----------         -----------


LONG-TERM DEBT - Less portion due currently                                               200,001             233,334
                                                                                      -----------         -----------

DEFERRED INCOME TAXES                                                                     584,800             584,800
                                                                                      -----------         -----------

STOCKHOLDERS' EQUITY:
   Common stock                                                                           225,143             225,043
   Paid-In capital                                                                        108,761              98,194
   Retained earnings                                                                   22,856,519          22,026,710
                                                                                      -----------         -----------
         Total stockholders' equity                                                    23,190,423          22,349,947
                                                                                      -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $31,532,680         $28,852,785
                                                                                      ===========         ===========

           See accompanying notes to condensed financial statements.

                                                  KIDDIE PRODUCTS, INC.


                                        Condensed Statements of Income for the
                                      Three Months Ended March 31, 1995 and 1994
                                                      (Unaudited)


                                                                                         1995                 1994
                                                                                         ----                 ----
INCOME:
   Net sales                                                                          $15,801,777         $13,495,210
   Interest                                                                                 8,697              10,495
                                                                                      -----------         -----------
      Total income                                                                     15,810,474          13,505,705
                                                                                      -----------         -----------


COSTS AND EXPENSES:
   Cost of products sold                                                                9,256,243           7,580,120
   Selling, general, and administrative expenses                                        5,157,790           4,635,575
   Interest expense                                                                        13,433               7,854
                                                                                      -----------         -----------
      Total costs and expenses                                                         14,427,466          12,223,549
                                                                                      -----------         -----------

INCOME BEFORE TAXES ON INCOME                                                           1,383,008           1,282,156

PROVISION FOR TAXES ON INCOME                                                             553,200             487,300
                                                                                      -----------         -----------

NET INCOME                                                                            $   829,808         $   794,856
                                                                                      ===========         ===========



PRIMARY AND FULLY DILUTED EARNINGS PER SHARE                                                $0.36               $0.35
                                                                                            =====               =====

AVERAGE NUMBER OF SHARES OUTSTANDING                                                    2,330,923           2,248,260
                                                                                      ===========         ===========


           See accompanying notes to condensed financial statements.

                                                  KIDDIE PRODUCTS, INC.
                                       Condensed Statements of Cash Flows for the
                                          Quarter Ended March 31, 1995 and 1994
                                                      (Unaudited)
                                                                                         1995                1994
                                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $   829,808         $   794,856
   Adjustments to reconcile net income to net cash
      provided by (used for) operations:
      Depreciation                                                                        253,750             200,970
      Provision for doubtful accounts                                                      25,147                   0
      Gain on disposal of equipment                                                             0              (9,426)
   Increase (decrease) arising from working
      capital items:
      Accounts receivable                                                              (2,264,138)         (2,854,610)
      Inventories                                                                      (2,098,165)         (1,321,892)
      Prepaid insurance, taxes, etc.                                                      (40,978)            (42,673)
      Accounts payable and accrued expenses                                               242,653           1,809,403
      Federal and state income taxes - net                                                430,100             484,994
                                                                                      -----------         -----------
        Net cash provided by (used for) operating activities                           (2,621,823)           (938,378)
                                                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant, and equipment                                       (209,992)           (380,100)
                                                                                      -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued under stock option plans                                            10,667                   0
   Proceeds from short-term borrowings                                                  1,200,000                   0
   Repayment of industrial revenue bonds                                                  (33,333)            (33,333)
                                                                                      -----------         -----------
                                                                                        1,177,334             (33,333)
                                                                                      -----------         -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (1,654,481)         (1,351,811)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          2,329,041           2,712,267
                                                                                      -----------         -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   674,560         $ 1,360,456
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


      Cash paid for:
         Interest                                                                     $    13,433         $     7,854
                                                                                      ===========         ===========
         Income taxes                                                                 $   123,100         $     2,000
                                                                                      ===========         ===========

           See accompanying notes to condensed financial statements.

                             KIDDIE PRODUCTS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1994 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all adjustments
   (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months then ended and for the three months ended March 31, 1994.

2. The Company has 7,500,000 shares of $.10 par value common stock with 2,251,434 and 2,250,430 shares issued and outstanding as of March 31, 1995 and December 31, 1994, respectively.

   On May 3, 1995 the Board of Directors authorized a $.17
   per share annual cash dividend payable on June 1, 1995 to holders of record at the close of business on May 15, 1995.

3. Earnings per share of common stock are computed on the basis of the average number of shares and common share equivalents outstanding during each quarter. Equivalents had no material effect on the computation for the three months ended March 31, 1994.

   The number of common shares and equivalents for computing primary earnings per share for the three months ended March 31, 1995 and 1994 were 2,330,923 and 2,248,260, respectively. Fully diluted and primary earnings per share were the same for three months ended
   March 31, 1995 and 1994.

4. The results of operations for the three month period ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

5. During March 1995, the Company borrowed various amounts up to $2,500,000 under unsecured lines of credit totaling $9,000,000 available from banks. As of March 31, 1995 a balance of $1,200,000 remains outstanding. No other short-term borrowings were incurred by the Company during 1994 or the first three months of 1995.

               Management's Discussion and Analysis of Financial

                      Condition and Results of Operations

Net sales for the first three months of 1995 increased 17.1% over the similar period last year because of increased sales from new product introductions and expanded retail distribution in domestic and foreign markets. The sales growth would have been more had it not been for production delays and demand in excess of capacity on some new items. The Company believes all substantial issues have now been resolved.

Gross profit margins for the first three months of 1995 decreased by 2.4% from the similar period of last year. The decrease was primarily due to air freight shipments from overseas production facilities, licensing fees, and increased sales of bulk items which are higher dollar value but lower margined products.

Selling, general, and administrative expenses for the first three months of 1995 increased by $522,000 or 11.3% over such expenses for the first three months of 1994. The increase resulted from costs related to increased sales volume, increased advertising expense, and increased packaging expense. Selling, general and administrative expenses for the first three months of 1995 as a percent of sales decreased to 32.6% from 34.3% for the similar period in 1994. The decrease reflects the economies of scale provided by higher volume of business.

Net working capital increased by $851,000 in the first three months primarily due to profitable operations. Accounts receivable increased by $2,239,000 as a result of increased sales and inventories increased by $2,098,000 in anticipation of continued sales demand for new and existing products in the second quarter. Cash decreased by $1,654,000 primarily resulting from increases in accounts receivable and inventories which were partially offset by short-term borrowings.

Unsecured lines of credit of $9,000,000, which are subject to annual renewal, are available from banks. Amounts outstanding under these lines are payable upon demand by the banks. During March 1995, the Company borrowed various amounts up to $2,500,000 of which $1,200,000 remained outstanding as of March 31, 1995. The Company did not incur any other short-term borrowings during 1994 or during the first three months of 1995.

Sufficient liquidity exists and should continue to exist to enable the Company to respond aggressively to continuing competition in its major markets.

                          PART II - OTHER INFORMATION



Items 1 through 5 - Not Applicable

Item 6: Exhibits and Reports on Form 8-K

     (a)   Not Applicable
     (b) No reports on Form 8-K have been filed during the past quarter covered by this report.








                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 KIDDIE PRODUCTS, INC.
                                 ----------------------------
                                 Registrant



Date       5/12/95             /s/ Benjamin Peltz
     -----------------         ---------------------------
                               Benjamin Peltz, Senior Vice
                               President and Treasurer,
                               Duly Authorized Officer and
                               Principal Financial Officer