Form 10-Q
period 1995-06-30
FIRST YEARS INC
filed 1995-08-09
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended June 30, 1995

Commission file number 0-7024

                              THE FIRST YEARS INC.
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                           04-2149581
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

                ONE KIDDIE DRIVE, AVON, MASSACHUSETTS 02322-1171
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 588-1220
              (Registrant's telephone number, including area code)

                              KIDDIE PRODUCTS, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X  . No     .
                                  -----    -----

The number of shares of Registrant's common stock outstanding on July 31, 1995 was 2,252,286.

                              THE FIRST YEARS INC.

                                      INDEX

PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets                             Page  1

Condensed Statements of Income                             2

Condensed Statements of Cash Flows                         3

Notes to Condensed Financial Statements                    4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                      5

PART II - OTHER INFORMATION

Other information                                        6-8

SIGNATURES                                                 8

                              THE FIRST YEARS INC.

                            CONDENSED BALANCE SHEETS

                                                     JUNE 30,        DECEMBER 31,
                                                       1995             1994
                                                    -----------      -----------
                                                    (Unaudited)
             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $ 1,166,032      $ 2,329,041
   Accounts receivable, net                          13,634,471        9,266,235
   Inventories                                       13,810,500       10,413,835
   Prepaid insurance, taxes, etc                        234,832          295,921
   Current deferred taxes                               624,500          624,500
                                                    -----------      -----------
         Total current assets                        29,470,335       22,929,532
                                                    -----------      -----------

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                                   167,266          167,266
 Building                                             3,737,861        3,737,861
 Machinery and molds                                  5,778,628        5,413,075
 Furniture and equipment                              3,079,047        2,986,905
                                                    -----------      -----------
       Total                                         12,762,802       12,305,107
 Less accumulated depreciation                        6,847,009        6,381,854
                                                    -----------      -----------
   Property, plant, and equipment-net                 5,915,793        5,923,253
                                                    -----------      -----------
TOTAL ASSETS                                        $35,386,128      $28,852,785
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Current portion of long-term debt                  $   133,333      $   133,333
 Short-term borrowings                                3,300,000                0
 Accounts payable and accrued expenses                6,381,858        5,332,871
 Federal and state income taxes payable                 713,923          218,500
                                                    -----------      -----------
    Total current liabilities                        10,529,114        5,684,704
                                                    -----------      -----------

LONG-TERM DEBT-Less portion due currently               166,667          233,334
                                                    -----------      -----------

DEFERRED INCOME TAXES                                   584,800          584,800
                                                    -----------      -----------


STOCKHOLDERS' EQUITY:
 Common stock                                           225,229          225,043
 Paid-In capital                                        116,951           98,194
 Retained earnings                                   23,763,367       22,026,710
                                                    -----------      -----------
    Total stockholders' equity                       24,105,547       22,349,947
                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $35,386,128      $28,852,785
                                                    ===========      ===========

            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                            JUNE 30                         JUNE 30
                                  ---------------------------     ---------------------------
                                     1995            1994            1995             1994
INCOME:
 Net sales                        $20,076,749     $13,574,151     $35,878,526     $27,069,361
 Interest                               2,869           7,082          11,566          17,577
                                  -----------     -----------     -----------     -----------
    Total income                   20,079,618      13,581,233      35,890,092      27,086,938
                                  -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
 Cost of products sold             11,717,221       7,628,324      20,973,464      15,208,444
 Selling, general, and
  adminstrative expenses            6,178,087       4,608,944      11,335,877       9,244,519
 Interest expense                      34,810           5,739          48,243          13,593
                                  -----------     -----------     -----------     -----------
  Total costs and expenses         17,930,118      12,243,007      32,357,584      24,466,556
                                  -----------     -----------     -----------     -----------

INCOME BEFORE TAXES ON INCOME       2,149,500       1,338,226       3,532,508       2,620,382

PROVISION FOR TAXES ON INCOME         859,800         508,500       1,413,000         995,800
                                  -----------     -----------     -----------     -----------

NET INCOME                        $ 1,289,700     $   829,726     $ 2,119,508     $ 1,624,582
                                  ===========     ===========     ===========     ===========


EARNINGS PER SHARE                $      0.55     $      0.37     $      0.91     $      0.72
                                  ===========     ===========     ===========     ===========

AVERAGE NUMBER OF SHARES
  OUTSTANDING                       2,330,399       2,248,260       2,330,656       2,248,260
                                  ===========     ===========     ===========     ===========

CASH DIVIDENDS PAID PER SHARE     $      0.17     $      0.17     $      0.17     $      0.17
                                  ===========     ===========     ===========     ===========


           See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                   Condensed Statements of Cash Flows for the
                            Six Months Ended June 30,
                                   (Unaudited)

                                                 1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $ 2,119,508    $ 1,624,582
 Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                 465,155        404,042
    Provision for doubtful accounts               73,009         61,051
    Gain on disposal of equipment                   (200)        (9,926)
 Increase (decrease) arising from working
  capital items:
    Accounts receivable                       (4,441,245)    (2,895,096)
    Inventories                               (3,396,665)      (274,950)
    Prepaid insurance, taxes, etc.                61,089       (155,603)
    Accounts payable and accrued expenses      1,048,987        506,418
    Federal and state income taxes - net         495,423        261,600
                                              ----------     ----------
      Net cash provided by (used for)
        operating activites                   (3,574,939)      (477,882)
                                              ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant, and
    equiptment                                  (457,495)      (599,993)
                                              ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                               (382,851)      (382,204)
   Common stock issued under stock
     option plans                                 18,943              0
   Net proceeds from short-term borrowings     3,300,000              0
   Repayment of industrial revenue bonds         (66,667)       (66,667)
                                              ----------     ----------
      Net cash provided by (used for)
        financing activities                   2,869,425       (448,871)
                                              ----------     ----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (1,163,009)    (1,526,746)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                    2,329,041      2,712,267
                                              ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD      $1,166,032     $1,185,521
                                              ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

      Cash paid for:
         Interest                             $   48,243     $   13,593
                                              ==========     ==========

         Income taxes                         $  917,577     $  734,200
                                              ==========     ==========


            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1994 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the periods ended June 30, 1995 and June 30, 1994.

2. The Company has 15,000,000 and 7,500,000 shares of $.10 par value common stock with 2,252,286 and 2,250,430 shares issued and outstanding as of June 30, 1995 and December 31, 1994, respectively.

   On May 3, 1995 the Board of Directors authorized a $.17 per share annual cash dividend payable on June 1, 1995 to holders of record at the close of business on May 15,1995.

3. Earnings per share of common stock are computed on the basis of the average number of shares and common share equivalents outstanding during each quarter. Equivalents had no material effect on the computation for the three and six months ended June 30, 1994. Fully diluted and primary earnings per share were the same for the three and six months ended June 30, 1995 and 1994.

4. The results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

5. During 1995, the Company borrowed various amounts up to $3,300,000 under unsecured lines of credit totaling $9,000,000 available from banks. As of June 30, 1995 a balance of $3,300,000 remains outstanding which bears interest at 8.8%. No other short-term borrowings were incurred by the Company during 1994 or the first six months of 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Net sales for the first six months of 1995 increased 32.5% over the similar period last year due to increased sales from new product introductions, and expanded retail distribution in domestic and foreign markets. Net sales particularly benefited from the introduction of newly licensed "Winnie the Pooh" products and the introduction of many new bulk items which are higher priced but lower margined products than products previously offered by the Company.

Gross profit margins for the first six months of 1995 decreased by 2.3% from the similar period of last year. The decrease was due to air freight shipments from overseas production facilities incurred primarily in the first three months of the period, licensing fees, and increased sales of bulk items. Increased cost of goods due to raw material increases may result in further declines in gross profit margins for the rest of 1995.

Selling, general, and administrative expenses for the first six months of 1995 increased by $2,091,000 or 22.6% over such expenses for the first six months of 1994. The increase resulted mainly from costs related to increased sales volume. Selling, general and administrative expenses for the first six months of 1995 as a percent of sales decreased to 31.6% from 34.2% for the similar period in 1994. The decrease reflects the economies of scale provided by higher volume of business.

Net working capital increased by $1,696,000 in the first six months primarily due to profitable operations. Accounts receivable increased by $4,369,000 primarily as a result of increased sales and inventories increased by $3,397,000 to meet continued demand for the Company's products. Cash decreased by $1,163,000 primarily resulting from increases in accounts receivable and inventories which were partially offset by increases in accounts payable and accrued expenses as well as short-term borrowings.

Unsecured lines of credit of $9,000,000, which are subject to annual renewal, are available from banks. Amounts outstanding under these lines are payable upon demand by the banks. During 1995, the Company borrowed various amounts up to $3,300,000 of which $3,300,000 remained outstanding as of June 30, 1995. The Company did not incur any other short-term borrowings during 1994 or during the first six months of 1995.

Management beleives sufficient liquidity exists and should continue to exist to enable the Company to respond aggressively to continuing competition in its major markets.

                           PART II - OTHER INFORMATION

Items 1 through 3 - Not Applicable

Item 4: Submission of Matters to a vote of security-holders.

      (a) An Annual Meeting of the Stockholders of The First
          Years Inc. was held on May 18, 1995.

      (c) The following matters were voted upon at such Annual Meeting and the following votes were cast as to each such matter:

      i.  Election of Class III Directors


                                     NUMBER OF SHARES
                                  -----------------------
                                                Withheld
                                    For         Authority
                                    ---         ---------
            Ronald J Sidman       1,957,509        7,355
            Benjamin Peltz        1,957,609        7,255

     ii. Proposal to amend the Company's Articles of Organization to change the Company's name to The First Years Inc.

                                     NUMBER OF SHARES
                                     ----------------
            For                          1,949,764
            Against                         11,900
            Abstentions                      3,200

    iii. Proposal to amend the Company's Articles of Organization to increase the number of authorized shares of the Company's Common Stock from 7,500,000 to 15,000,000, $.10 par value per share.

                                      NUMBER OF SHARES
                                      ----------------
            For                          1,942,019
            Against                         16,245
            Abstentions                      6,600

     iv. Proposal to approve an Amendment to Company's 1993 Equity Incentive Plan (i) increasing the number of shares of the Company's Common Stock authorized for issuance under the plan from 205,000 to 305,000; and (ii) limiting the number of stock options and stock appreciation rights that can be awarded to any single participant during the life of the Plan.

                                      NUMBER OF SHARES
                                      ----------------
            For                          1,472,877
            Against                        227,671
            Abstentions                      2,650
            Broker Non-Votes               261,366

      v. Proposal to approve an Amendment to Company's 1993 Stock Option Plan for Non-Employee Directors (i) increasing the number of share of the Company's Common Stock authorized for issuance under the Plan from 15,000 to 30,000; and (ii) providing for an additional one-time award of an option for 5,000 shares to each non-employee member of the Board of Directors who has been in office for at least three years.

                                      NUMBER OF SHARES
                                      ----------------
            For                          1,517,947
            Against                        182,251
            Abstentions                      3,300
            Broker Non-Votes               261,366

     vi.  Proposal to ratify the selection of Deloitte &
          Touche LLP as auditors for the Company for the fiscal year 1995.

                                     NUMBER OF SHARES
                                     ----------------
            For                          1,962,364
            Against                          2,500
            Abstentions                          0

Item 5: Not Applicable

Item 6: Exhibits and Reports on Form 8-K

     (a) Not Applicable

     (b) No reports on Form 8-K have been filed during the past quarter covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE FIRST YEARS INC.
                                 Registrant

Date  8/9/95                     /s/ Benjamin Peltz
                                 ---------------------------
                                 Benjamin Peltz, Senior Vice
                                 President and Treasurer,
                                 Duly Authorized Officer and
                                 Principal Financial Officer