Form 10-Q
period 1995-09-30
FIRST YEARS INC
filed 1995-11-13
CIK 55698

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For The Quarter Ended                  SEPTEMBER 30, 1995
--------------------------------------------------------------------------------

Commission file number                     0-7024
--------------------------------------------------------------------------------

                              THE FIRST YEARS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                       04-2149581
--------------------------------------------------------------------------------
(State or other jurisdiction of  (I.R.S. Employer
 incorporation or organization)   Identification No.)

                One Kiddie Drive, Avon, Massachusetts 02322-1171
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 588-1220
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes X  . No   .
   ---     ---
The number of shares of Registrant's common stock outstanding on October 31, 1995 was 2,256,405.

                              THE FIRST YEARS INC.



                                     INDEX
                                     -----


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

                       THE FIRST YEARS INC.
                     Condensed Balance Sheets

                              ASSETS

                                           September 30, December 31,
                                                1995         1994
                                                ----         ----
                                            (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                     $629,714   $2,329,041
 Accounts receivable, net                    14,530,108    9,266,235
 Inventories                                 15,127,500   10,413,835
 Prepaid insurance, taxes, etc.                 533,874      295,921
 Current deferred taxes                         624,500      624,500
                                             ----------   ----------
       Total current assets                  31,445,696   22,929,532
                                             ----------   ----------

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                           167,266      167,266
 Building                                     3,737,861    3,737,861
 Machinery and molds                          6,103,732    5,413,075
 Furniture and equipment                      3,117,860    2,986,905
                                             ----------   ----------
       Total                                 13,126,719   12,305,107
 Less accumulated depreciation                7,129,055    6,381,854
                                             ----------   ----------
   Property, plant, and equipment-net         5,997,664    5,923,253
                                             ----------   ----------

TOTAL ASSETS                                $37,443,360  $28,852,785
                                             ==========   ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt             $133,333     $133,333
 Short-term borrowings                        3,400,000            0
 Accounts payable and accrued expenses        7,875,459    5,332,871
 Federal and state income taxes payable         124,700      218,500
                                             ----------    ---------
       Total current liabilities             11,533,492    5,684,704
                                             ----------    ---------

LONG-TERM DEBT-Less portion due currently       133,334      233,334
                                             ----------    ---------

DEFERRED INCOME TAXES                           584,800      584,800
                                             ----------    ---------


STOCKHOLDERS' EQUITY:
 Common stock                                   225,641      225,043
 Paid-In capital                                157,629       98,194
 Retained earnings                           24,808,464   22,026,710
                                             ----------   ----------
       Total stockholders' equity            25,191,734   22,349,947
                                             ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY   $37,443,360  $28,852,785
                                             ==========   ==========



           See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                         Condensed Statements of Income
                                  (Unaudited)


                               Three Months Ended      Nine Months Ended
                                  September 30           September 30
                             ---------------------  -----------------------
                                  1995       1994       1995        1994
                                  ----       ----       ----        ----
INCOME:
 Net sales                  $19,628,352 $13,593,810 $55,506,878 $40,663,171
 Interest                         1,922      22,124      13,488      39,701
                             ----------  ----------  ----------  ----------
    Total income             19,630,274  13,615,934  55,520,366  40,702,872
                             ----------  ----------  ----------  ----------

COSTS AND EXPENSES:
 Cost of products sold       11,757,707   7,266,623  32,731,171  22,475,067
 Selling, general, and
  administrative expenses     6,078,890   4,794,866  17,414,767  14,039,385
 Interest expense                51,879       5,457     100,122      19,050
                             ----------  ----------  ----------  ----------
  Total costs and expenses   17,888,476  12,066,946  50,246,060  36,533,502
                             ----------  ----------  ----------  ----------

INCOME BEFORE TAXES ON
 INCOME                       1,741,798   1,548,988   5,274,306   4,169,370

PROVISION FOR TAXES ON
 INCOME                         696,700     644,500   2,109,700   1,640,300
                              ---------  ----------   ---------   ---------

NET INCOME                   $1,045,098  $  904,488  $3,164,606  $2,529,070
                              =========   =========   =========   =========


EARNINGS PER SHARE                $0.45       $0.40       $1.36       $1.12
                                   ====        ====        ====        ====

AVERAGE NUMBER OF SHARES
  OUTSTANDING                 2,344,142   2,248,260   2,335,153   2,248,260
                              =========   =========   =========   =========

CASH DIVIDENDS PAID PER SHARE     $0.00       $0.00       $0.17       $0.17
                                   ====        ====        ====        ====





           See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                   Condensed Statements of Cash Flows for the
                        Nine Months Ended September 30,
                                  (Unaudited)
                                                  1995        1994
                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $3,164,606  $2,529,070
 Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                 747,201     630,869
    Provision for doubtful accounts               73,009      61,051
    Gain on disposal of equipment                   (200)     (9,926)
 Increase (decrease) arising from working
    capital items:
    Accounts receivable                       (5,336,882) (2,652,030)
    Inventories                               (4,713,665)   (720,850)
    Prepaid insurance, taxes, etc.              (237,953)   (228,746)
    Accounts payable and accrued expenses      2,542,588     840,672
    Federal and state income taxes - net         (93,800)    432,500
                                              ----------  ----------
      Net cash provided by (used for)
        operating activities                  (3,855,096)    882,610
                                              ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant,
        and equiment                            (821,412)   (967,342)
                                              ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                               (382,852)   (382,204)
   Common stock issued under stock
     option plans                                 60,033           0
   Net proceeds from short-term borrowings     3,400,000           0
   Repayment of industrial revenue bonds        (100,000)   (100,000)
                                              ----------  ----------
      Net cash provided by (used for)
        financing activities                   2,977,181    (482,204)
                                              ----------  ----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (1,699,327)   (566,936)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                    2,329,041   2,712,267
                                              ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $629,714  $2,145,331
                                              ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

      Cash paid for:
         Interest                               $100,122     $19,050
                                              ==========  ==========

         Income taxes                         $2,203,500  $1,207,800
                                              ==========  ==========

           See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1. Amounts in the accompanying balance sheet as of December 31, 1994 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the periods ended September 30, 1995 and 1994.


2. The Company has 15,000,000 and 7,500,000 shares of $.10 par value common stock with 2,256,405 and 2,250,430 shares issued and outstanding as of September 30, 1995 and December
   31, 1994, respectively.

   On May 3, 1995 the Board of Directors authorized a $.17
   per share annual cash dividend payable on June 1, 1995 to holders of record at the close of business on May 15,1995.


3. Earnings per share of common stock are computed on the basis of the average number of shares and common share equivalents outstanding during each quarter. Equivalents had no material effect on the computation for the three and nine months ended September 30, 1994. Fully diluted and primary earnings per share were the same for the three and nine months ended September 30, 1995.


4. The results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


5. During 1995, the Company borrowed various amounts up to $3,400,000 under unsecured lines of credit totaling
   $15,000,000 available from banks. As of September 30, 1995 a balance of $3,400,000 remains outstanding which bears interest at 8.7%. No other short-term borrowings were incurred by the Company during 1994 or the first nine months of 1995.

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

Net sales for the first nine months of 1995 were $55,507,000, an increase of $14,844,000 or 36.5% as compared to $40,663,000 for the comparable period last year. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets. Net sales particularly benefited from the introduction of newly licensed "Winnie the Pooh" products and the introduction of new products that have a higher average selling prices than products previously offered by the Company.

Cost of products sold for the first nine month of 1995 was $32,731,000, an increase of $10,256,000 or 45.6% , as compared to $22,475,000 for the comparable period last year. As a percentage of net sales, cost of products sold for the first nine months of 1995 increased to 59.0% from 55.3% in the comparable period of 1994. The increase was due to increased sales of higher-priced, lower margin items, licensing fees, and air freight shipments from overseas production facilities incurred primarily in the first three months of the period. The continued effect of these factors, along with increased cost of products due to raw material price increases, is expected to result in some further decline in gross profit margins for the balance of 1995.

Selling, general, and administrative expenses for the first nine months of 1995 were $17,415,000, an increase of $3,376,000 or 24.0% as compared to $14,039,000 over such expenses for the first nine months of 1994. The increase resulted primarily from costs related to increased sales volume. As a percentage of net sales, selling, general, and administrative expenses for the first nine months of 1995 decreased to 31.4% from 34.5% for the comparable period in 1994. The decrease reflects the economies of scale provided by higher volume of business.

Income tax expense as a percentage of pretax income increased to 40.0% from 39.3% in the comparable period in 1994.

Liquidity and Capital Resources

Net working capital increased by $2,667,000 in the first nine months primarily due to profitable operations. Net accounts receivable increased by $5,264,000 primarily as a result of increased sales and inventories increased by $4,714,000 to meet continued demand for the Company's product. Cash decreased by $1,699,000 primarily resulting from increases in accounts receivable and inventories which were partially offset by increases in accounts payable, accrued expenses, and short-term borrowings.

Unsecured lines of credit of $15,000,000, which are subject to annual renewal, are available from banks. Amounts outstanding under these lines are payable upon demand by the banks. During 1995, the Company borrowed various amounts up to $3,400,000 of which $3,400,000 remained outstanding as of September 30, 1995. The Company did not incur any other short-term borrowings during 1994 or during the first nine months of 1995.

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



                                 THE FIRST YEARS INC.
                                 --------------------
                                 Registrant


Date    11/13/95              /s/ Benjamin Peltz
    -----------------         ---------------------------
                              Benjamin Peltz, Senior Vice
                              President and Treasurer,
                              Duly Authorized Officer and
                              Principal Financial Officer