Form 10-K405
period 1995-12-31
FIRST YEARS INC
filed 1996-03-29
CIK 55698

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1995; or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to _______

Commission file number 0-7024

                              THE FIRST YEARS INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         MASSACHUSETTS                                           04-2149581
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 ONE KIDDIE DRIVE, AVON, MASSACHUSETTS                                  02322
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                  508-588-1220
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                                    Name of Each Exchange on
 -------------------                                    Which Registered
                                                        ----------------

       None                                                      None
---------------------                                   ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

     The aggregate market value of the common stock held by non-affiliates of the Company was $25,993,242 based on the price at which the stock was sold over the counter on the Nasdaq National Market, as reported at the close of business on February 28, 1996.

     The number of shares of Registrant's Common Stock outstanding on December 31, 1995 was 4,515,142.

--------------------------------------------------------------------------------

Documents Incorporated by Reference

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1995. The following sections of such definitive proxy statement are hereby incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K: "Common Stock Ownership of Certain Beneficial Owners and Management;" "Election of Directors;" "Executive Compensation" (other than the Board Compensation Committee Report on Executive Compensation and the Performance Chart); and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

PART I
--------------------------------------------------------------------------------

Item 1. Business

The First Years Inc. (the "Company") is a leading developer and worldwide marketer of a broad line of high-quality, value-priced, developmentally-sound products for infants and toddlers. Since 1973, the Company has sold its products under its well-known brand name and principal trademark, THE FIRST YEARS. Recently, the Company has entered into licensing agreements with The Walt Disney Companies to feature Winnie the Pooh characters on a variety of its products in various countries. Major channels through which the Company sells its products include mass merchants, supermarkets, drug stores, department stores, wholesale clubs, convenience stores, specialty stores, mail-order catalogs and catalog showrooms.

The Company was incorporated in 1952 in Massachusetts under the name Kiddie Products, Inc. The Company changed its name to The First Years Inc. in May, 1995, and is headquartered in Avon, Massachusetts.

Products

In recent years, the Company has accelerated the general pace of product innovation. In 1995, the Company broadened its product line to include more higher-priced products such as electronic products for the nursery, furnishings such as odor-proof diaper pails, booster seats, bath seats, diaper bags, and a line of child carriers. The Company's product line, which contains approximately 300 items that range in retail price from approximately $0.99 to $39.99, is categorized and color-coded into five distinct product categories as follows:

Feeding & Soothing. The Feeding & Soothing category is comprised of bottles and accessories, nipples, pacifiers, teethers, bowls, drinking cups, dishes, flatware, and breast-feeding accessories. Since 1992, this category has included the TumbleMates line of training cups, bowls, plates and utensils, designed for serving, storing and transporting drinks and snacks, and which features a system of interchangeable cups and lids. In 1995, the Company introduced several new products into its TumbleMates line including the Stack & Pack Lunch Kit, the Flatware Travel Set and the Snap-Apart Dish.

In 1995, the Company also added to this category the Neats line of stain-resistant bibs specially made with a 3M Scotchgard stain-release system, and the following items: The Choice bottle system that allows interchangeability between disposable and reusable bottles, a unibody pacifier, marketed under the Sure trademark; and the Simplicity Manual Breast Pump.

                               -----------------

        THE FIRST YEARS INC.[Registered Trademark], Ideas Inspired by Parents[Registered Trademark], TumbleMates[Registered Trademark], Firstronics[Registered Trademark] and Washables[Registered Trademark] are registered trademarks of the First Years Inc. Simplicity[Trademark], Sure[Trademark], Choice[Trademark], Clip 'n Go[Trademark], Neats[Trademark], PackMates[Trademark], Nurserytronics[Trademark], Step-by-Step[Trademark], and First Gifts[Trademark] are trademarks of The First Years Inc.
3m[Registered Trademark] and SCOTCHGARD[Registered Trademark] are registered trademarks of Minnesota Mining and Manufacturing Company. WINNIE THE POOH[Registered Trademark] and POOH[Registered Trademark] are registered trademarks of Disney Enterprises, Inc. (formerly The Walt Disney Company).

Play & Discover. The Play & Discover category consists of an extensive line of entertaining, skill-developing toys for infants and toddlers including crib toys, floor toys, and hand-held toys. Since 1994 the Play & Discover category has included the Company's Washables line of 100% washable, dishwasher-safe toys. In 1995, the Company introduced the High Chair Gym, Floorgym and Playmat, and the Snap & Play People Bus to its Washables line.

In 1994, the Company also added to this category its Firstronics line of hand-held electronic toys for children under three years of age. In 1995, the Company introduced its Counting Calculator and Sing-a-Long Microphone into the Firstronics line.

Care & Safety. The Care & Safety category consists of a broad line of fashion and grooming items, home safety products such as door and cabinet latches, and products appropriate for the health and hygiene needs of infants, such as digital thermometers. In 1995, the Company added to this category its Nurserytronics line of electronic products designed especially for use in the nursery, such as a tape player and crib light and a rechargeable pocket monitor.

In 1995, the Company also added to this category a new line of rugged, machine-washable travel tote bags, child carriers and harnesses, marketed under the PackMates name. This line includes the Clip'n Go 2-Way Front Carrier, a detachable infant carrier; the Clip'n Go Warm & Cozy Carrier, an insulated detachable infant carrier; and the Day Trip Diaper Bag, a nylon diaper bag with built-in labeled organizers and adjustable shoulder strap.

In 1994 and 1995, additions to this category included the Step-by-Step line of furnishings comprised of a bath seat, booster seat, baby bather, step stool and toilet trainer that are adjustable as a child grows.

First Gifts. The Company markets a variety of specially-designed gift bags and gift sets, which combine the Company's most popular items as attractively-packaged, ready-to-give gifts, or theme-related starter sets. Many of the containers for such gift sets, such as the Bear Bank Gift Set, are also reusable as tote bags, storage containers, or keepsakes. Gift sets include the Washables gift pack, the TumbleMates gift pack, newborn gift bags and furnishings gift sets.

Winnie the Pooh. The Winnie the Pooh category consists of over 40 basic products including teethers, rattles, bibs, bottles, bathing accessories and gift sets featuring Winnie the Pooh characters. In 1995, the Company launched its Pooh Goody Bags which contain an assortment of the Company's products featuring Winnie the Pooh characters and a line of appliqued bibs featuring various Winnie the Pooh designs.

Product Design, Development and Marketing

The Company devotes substantial resources to product development. Product development teams are established for each of the Company's product categories. The goal of the product development teams is to develop new or improved, high-quality and practical products designed to meet the needs of parents and children. In keeping with its corporate philosophy and trademark, Ideas Inspired by Parents, the Company has designed its products since 1973 in consultation with small groups of parents chosen from its 600-member Parents Council. The Company conducts frequent focus groups of these new parents to discuss parenting and child-care issues, brainstorm new products and ideas, and review and test the Company's new products and ideas.

The Company employs a staff of professionals engaged in the creation of new products and also uses, from time to time, a diverse group of outside designers and developers. For the past 15 years the Company's product line also has been designed in consultation with Dr. T. Berry Brazelton, the well-known pediatrician and authority on child development, and staff members of the Child Development Unit at Children's Hospital in Boston, Massachusetts (the "CDU"), of which Dr. Brazelton is founder and Director Emeritus. In reviewing the Company's new products and product ideas, Dr. Brazelton and the CDU focus on child health and development. Dr. Brazelton and the CDU also assist the Company in developing support information distributed with the products that instructs or educates new parents on the proper use of the products.

The Company spent approximately $1.8 million on new product development in 1995 and approximately $1.5 million in each of 1994 and 1993. The Company expects to continue its new product development program aggressively, although the number of new products introduced may vary from year to year.

In developing new products, the Company looks to generate ideas and features that are not offered by existing products and which the Company can produce at a reasonable cost and sell at a price that reflects the product's greater quality and value. Most of the company's new products are shown at the International Juvenile Products Show, which is held in Dallas, Texas in the fall of each year. Certain of the Company's products are also shown each year at the following trade shows: the International Housewares Exhibition, the Harrogate Nursery Faire in Harrogate England, the International Mass Retail Association, and the National Association of Chain Drug Stores.

Sales

The Company's products are sold nationally and internationally to a broad spectrum of customers including mass merchants, national variety and drug stores, supermarkets, wholesale clubs, convenience stores,toy specialty stores, wholesale distributors, department stores, mail order catalogs and catalog stores. The Company currently has over 1,000 customers in over 40 countries. Major customers include Wal-Mart, Toys "R" Us, Target, Kmart, Kroger and Baby Superstore.

In the United States and Canada the Company's products are sold by the Company's ten-person internal sales staff and by a network of 48 independent sales representatives. The Company's sales staff is responsible for supervising and training the sales representatives. Such training is conducted at the Company's headquarters and throughout the United States. In Central and South America and the Pacific Rim, the Company's products are sold by its internal sales staff which manages a network of foreign distributors and independent sales representatives in such areas. Senior management is heavily involved in every phase of the selling process with the Company's largest customers.

In Europe and the Middle East, the Company's products are sold by the Company's internal staff at its sales office in Cirencester, England, which is headed by the Director of European Sales. This staff manages a network of foreign distributors and independent sales representatives who generally receive exclusive rights to a defined geographical territory or market segment. The Company's international sales in 1995 were approximately $7.7 million.

During 1995, Wal*Mart and Toys "R" Us accounted for approximately 28% and 21% of the Company's net sales, respectively. A significant reduction in purchases by either of these customers could have a material adverse effect on the Company's business.

Backlog is not a significant and material aspect of the Company's business. Customers place orders on an as needed basis. As the Company's sales have increased, the amount of unfilled orders at any time has not been indicative of future results.

Merchandising

To help retailers use their shelf space efficiently in marketing the Company's products, the Company utilizes state of the art computerized planogram programs which divide the space a retailer has allocated for the Company's products to create a mix of the five product categories that is designed to maximize the retailer's profitability. This system is used for both large and small shelf spaces and enables the Company's customers to present a visually-appealing display of the Company's color-coded line of products.

In recent years, the Company expanded its promotional programs and created a cross-merchandising program for its customers, by which ready-to-use display panels and floor stand display units containing THE FIRST YEARS products are placed next to related items in a customer's store (i.e., the Company's feeding products are placed in a customer's baby food aisle) to encourage synergistic and impulse buying by consumers. These display units are pre-pegged, pre-stocked, easily re-stockable, and can be customized to the customer's needs.

Agreements with The Walt Disney Companies

In the past three years, the Company has entered into licensing agreements with The Walt Disney Companies to feature Winnie the Pooh characters on a variety of its products in the United States, Canada, Puerto Rico, and Brazil, and in Europe through an agreement with the Walt Disney Company (France) S.A. The U.S. license agreement expires at the end of 1996. The Company makes royalty payments on its net sales of licensed products and was subject in 1995 to a guaranteed minimum royalty payment of approximately $714,000 in the aggregate. Sales of products under these license agreements accounted for 20% of the Company's total net sales in 1995.

Manufacturing and Sources of Supply

The Company does not own or operate its own manufacturing facilities. In 1995, all of the Company's products were manufactured either using the Company's custom tools (molds and dies) or to the Company's specifications by approximately 25 manufacturers located in the United States, Canada, China, Taiwan, Thailand, and Mexico. Approximately 46% of all of its products sold in 1995 were manufactured in Asia, primarily in China. A large percentage of the Company's furnishings and other large products were manufactured in 1995 by suppliers in the United States and Canada because of the significantly higher shipping costs from the Far East.

Generally the Company uses one manufacturer to make each product from its supplier base in Asia, Canada, and the United States. Due to the high cost of developing duplicate tooling (predominantly molds and dies), most of the Company's products are made using one set of tools; however, the Company has developed duplicate tools for several of its key and high-volume products. The Company believes it has alternative manufacturing sources available for all of its products. Because it owns its single and duplicate tools, it could shift its sources of manufacturing for any product to an alternative supplier.

Currently the Company is not dependent on any one supplier, although its largest supplier, which is based in the United States, accounted for products that represented approximately 21% of its net sales in 1995. In 1995 approximately 11% of the Company's products sold were manufactured by one supplier located in China. The Company has not entered into long-term contractual arrangements with any of its suppliers.

The principal raw materials used in the production and sale of the Company's products are plastic, paperboard and cloth. Raw materials are purchased by the manufacturers who deliver completed products to the Company. Because the primary source used in manufactured plastic is petroleum, the cost and availability of plastic for use in the Company's products varies to a great extent with the price of petroleum. The inability of the Company's suppliers to acquire sufficient plastic and paperboard at a reasonable price could have a material adverse effect on the Company's profitability.

The Company purchases its products from its suppliers primarily in the U.S. dollar and the Hong Kong dollar which is currently pegged to the U.S. dollar. Generally, the Company's suppliers ship the products on the basis of open credit terms or upon the acceptance of products by the Company. In addition, some suppliers require shipment against letters of credit.

Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation or the imposition of restrictive regulations conditioning or revoking China's "most favored nation" ("MFN") trading status could have a material adverse effect upon the Company's business because products originating from China could be subjected to substantially higher rates of duty. In May 1995, China's MFN trading status was extended through July 3, 1996. Unless Congress takes action to override this decision, China will continue to enjoy MFN treatment during this period. The European Community (the "EC") has recently enacted a quota and tariff system with respect to the importation into the EC of certain toy products originating in China. The Company, therefore, continues to evaluate alternative sources of supply outside of China.

The Company, because of its substantial reliance on suppliers in foreign countries, is required to order products further in advance of customer orders than would generally be the case if such products were produced in the United States. As a result, the Company is required to carry significant amounts of inventory to meet rapid delivery requirements of customers and to assure itself of continuous allotment of goods from suppliers.

Competition

The juvenile products industry is highly competitive and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than the Company. The Company competes with a number of different competitors, depending on the product category, and it competes against no single company across all product categories. Its competition includes large, diversified health care product companies, specialty infant products makers, toy makers and specialty health care products companies. The Company competes principally on the basis of brand name recognition and price/value relationship. In addition, the Company believes that it competes favorably with respect to product quality, customer service and breadth of product line.

Distribution

Product distribution in the United States is centralized at the Company's 103,500 square foot warehouse facility in Avon, Massachusetts. The Company ships certain of its products, primarily some of those made in Asia, to a public warehouse in Fontana, California, thereby enabling it to reduce shipping time and cost to its customers primarily in Western parts of the United States. The Company distributes its products in Canada from a public warehouse in Toronto, Ontario. In Europe, the Company distributes its products from a public warehouse in Gent, Belgium.

The Company uses independent shippers to deliver orders to its customers. Warehouse services at the various public warehouses are performed by warehouse operators unaffiliated with the Company.

The Company also uses a computerized management information and control system which allows the Company to determine the status of orders from customers and enables the Company to process orders quickly, respond to customer inquiries and adjust shipping schedules to meet customer requirements. Within this system, the Company uses an electronic data interchange system which enables customers through computerized telephone communications, to place orders directly with the Company.

The Company also provides to its customers the service of pre-ticketing and bar-coding its products in accordance with customer specifications.

Trademarks, Patents and Copyrights

The Company's principal trademark, THE FIRST YEARS and design, is registered in the United States and in a number of foreign countries. The Company also uses other trademarks for certain of its products and product categories, some of which are registered in the United States and in various foreign countries. Applications are pending in the U.S. and various foreign countries for registration of some of the Company's trademarks.

The Company also owns patents, design patents and design registrations, as well as pending applications in the United States and certain foreign countries. Although the Company believes such are important to its business, it does not believe that any single patent, design patent, or design registration, including any which may be issued on a pending application, is material to its business. There can be no assurance that the Company's patents, design patents, or design registrations, including those that may be issued on pending applications, will offer any significant competitive advantage for the Company's products.

The Company also owns copyrights, some of which are registered in the United States. The Company does not believe that any single copyright is material to its business. There can be no assurance that the Company's copyrights will offer any significant competitive advantage for the Company's products.

Employees

As of December 31, 1995, the Company employed 103 full-time and 3 part-time employees, of whom 10 are executive officers, 44 are in sales, marketing and product development, 35 are in materials, purchasing, quality control, data processing, finance, administration and clerical, and 17 are in warehousing positions. None of the Company's employees is represented by a union, and the Company has not experienced any work stoppages. The Company believes that relations with employees are good.

Government Regulations

The Company's products are subject to the provisions of the Federal Consumer Product Safety Act, the Federal Hazardous Substances Act, as amended, the Federal Flammable Fabrics Act, and the Child Safety Protection Act, and the regulations promulgated thereunder (the "Acts"). The Company's nursery monitors are subject to regulations of the Federal Communications Commission. The Company's medical devices and drug products are subject to the regulations of the Food and Drug Administration. The Acts enable the Consumer Product Safety Commission (the "CPSC") to protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market certain consumer products which are found to be hazardous. The CPSC's determination is subject to court review. The CPSC can require the repurchase by the manufacturer of articles which are banned. The Federal Flammable Fabrics Act enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. Similar laws exist in some states and cities and in various international markets. The Company designs and tests its products to ensure compliance with the various federal, state and international requirements. Any recall of a product could have a material adverse effect on the Company, depending on the particular product.

Executive Officers and Directors of the Company

     The names of the Company's Executive Officers and Directors and certain information about them are set forth below. Officers have served in the capacity indicated in the table below for at least five years, unless otherwise indicated in the notes.

                                                                      Officer or
                                                                       Director
Name                       Age         Position                          Since
----                       ---         --------                       ----------
Ronald J. Sidman           49          President, Chairman               1975
                                       of the Board of
                                       Directors, and Chief
                                       Executive Officer

Jerome M. Karp             68          Vice Chairman of the              1969
                                       Board of Directors

Benjamin Peltz             56          Treasurer, Senior Vice            1975
                                       President and Director

Evelyn Sidman              82          Clerk and Director                1979

Fred T. Page               49          Director                          1988

Merton N. Alperin          73          Director                          1988

Joseph M. Connolly         55          Vice President of                 1979
                                       Operations

John N. Colantuone         58          Vice President of                 1982
                                       Materials and
                                       Engineering

Mark H. Dall               52          Vice President of                 1985
                                       Information Services

Adrian E. Roche            40          Vice President of                 1992
                                       Worldwide Marketing

Wayne Shea                 41          Vice President of                 1991
                                       Worldwide Sales &
                                       Merchandising

John R. Beals              41          Controller and                    1990
                                       Assistant Treasurer

     Mr. Sidman has served as President of the Company for over five years and was elected to the offices of Chairman of the Board of Directors and Chief Executive Officer on March 28, 1995.

     Mr. Page was appointed President - Network Services of Southern New England Telecommunications Corporation ("SNET") in January of 1994, and has been with SNET for over five years.

     Mr. Alperin, a Certified Public Accountant, has been a financial consultant for over five years. He was the Chairman of the Board of Public Accountancy of Massachusetts for the years 1979, 1982 and 1984.

     Mr. Roche has been Vice President of Worldwide Marketing since January, 1995. From January, 1992 to December, 1994, Mr. Roche was Vice President of European Sales of the Company. Prior to that time, from 1989 to 1991, Mr. Roche held several managerial positions for Fisher-Price Kiddie Craft in the United Kingdom, the last of which was Managing Director.

     Mr. Shea has been Vice President of Worldwide Sales & Merchandising since January, 1995. From July, 1991 to December, 1994, Mr. Shea was Vice President of Service and Merchandising of the Company, and from January, 1985 to June, 1991, Mr. Shea was Director of Merchandising of the Company.



Item 2. Properties

The Company owns its executive and administrative offices and principal warehouse which are located in a building at One Kiddie Drive, Avon, Massachusetts. The building contains approximately 124,000 square feet of space, of which approximately 20,500 square feet are used for executive and administrative offices and the balance, approximately 103,500 square feet is utilized for warehousing. The Company also has sales offices in leased premises in Mission Viejo, California, and in Cirencester, Gloucestershire, England.

The Company also uses public warehouses located in Fontana, California; Toronto, Canada; and in Gent, Belgium.

The Company believes that its properties (owned and leased) are in good condition and adequate for its current needs.

Item 3. Legal Proceedings

     The Company is involved in legal proceedings which have arisen in the ordinary course of business. The Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the Company's financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

PART II
--------------------------------------------------------------------------------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


(a)  MARKET INFORMATION

     The Company's Common Stock has been quoted on the Nasdaq National Market since March 1, 1995. Prior to that time, the Company's Common Stock was traded on the Nasdaq Small-Cap Market. Below is a summary of the actual high and low sales prices of the Company's Common Stock for each quarter of 1994 and 1995 as reported by Nasdaq and retroactively adjusted to reflect the Company's 2-for-1 stock split effected on December 29, 1995.


                                                    1995
                                                    ----
                           -----------------------------------------------------

   Quarter                   Low                                           High
   -------                   ---                                           ----
First..................    $ 8 5/8                                       $12
Second.................      8 3/8                                        10 1/8
Third..................      9 3/8                                        11 3/4
Fourth.................     10                                            11 5/8

                           -----------------------------------------------------


                                                    1994
                                                    ----
                           -----------------------------------------------------

   Quarter                   Low                                           High
   -------                   ---                                           ----
First..................    $ 4 1/4                                       $ 5 1/4
Second.................      4 1/4                                         7 1/2
Third..................      6 1/2                                         8 1/16
Fourth.................      7 1/2                                         9 3/4

                           -----------------------------------------------------



(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                       Approximate Number
                                                       of Record Holders
Title of Class                                         (as of December 31, 1995)
--------------                                         -------------------------
Common Stock, $.10 Par Value                                     116


(c)  DIVIDEND POLICY

     In June of each year commencing in 1991, the Company has paid a cash dividend on its Common Stock of approximately $0.085 per share (retroactively adjusted to reflect the Company's 2-for-1 stock split effected on December 29, 1995). The most recent annual cash dividend was paid on June 1, 1995. The Company currently expects that comparable cash dividends will continue to be paid in the future. However, the declaration and payment of any such cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs, and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will continue to pay dividends in the future.

The Company's Board of Directors declared on December 6, 1995, a 2-for-1 stock split effected in the form of a stock dividend to holders of record on December 18, 1995. The new stock certificates were mailed to stockholders on or about December 29, 1995.


ITEM 6.  SELECTED FINANCIAL DATA

         SELECTED INCOME STATEMENT DATA:

                                                     1995            1994            1993            1992             1991
Net sales                                        $75,757,322     $53,233,109     $46,124,088     $45,267,323      $37,992,806
Cost of products sold                             45,108,546      29,498,457      26,653,704      23,645,594       20,198,525
Selling, general and administrative expenses      23,961,206      18,915,908      17,857,049      18,429,803       14,776,389
Interest expense                                     186,338          24,575          28,912          31,961           49,322
Interest income                                       16,718          66,605          66,204         154,913          337,100
Severance-related expenses                                 -               -         373,000               -                -
Offering expenses                                    310,457               -               -               -                -
Income before income taxes                         6,207,493       4,860,774       1,277,627       3,314,878        3,305,670
Provision for income taxes                         2,483,000       1,871,400         481,500       1,385,100        1,390,000
Net income                                         3,724,493       2,989,374         796,127       1,929,778        1,915,670
Earnings per share*                              $      0.80     $      0.66     $      0.18     $      0.43      $      0.43
Dividends paid per share*                        $     0.085     $     0.085     $     0.085     $     0.084      $     0.084
Weighted average number of
  shares outstanding*                              4,663,491       4,497,244       4,496,520       4,496,520        4,496,520

  SELECTED BALANCE SHEET DATA:

  Total assets                                   $41,712,080     $28,852,785     $24,532,714     $24,694,765      $22,382,973
  Long-term debt                                     100,001         233,334         366,667         500,000          633,334
  Stockholders' equity                            25,763,259      22,349,947      19,719,720      19,305,797       17,750,729
  Stockholders' equity per share*                $      5.52     $      4.97     $      4.39     $      4.29      $      3.95

* Adjusted to reflect the two-for-one, three-for-one and two-for-one stock splits effected on December 29,
  1995, December 15, 1992 and June 14, 1991, respectively.



   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            ---------------------

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Net sales in 1995 were $75.8 million, an increase of $22.6 million, or 42.3%, as compared to $53.2 million in 1994. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets. Net sales particularly benefited from the introduction of newly licensed Winnie the Pooh products and the introduction of new products that have higher average selling prices than products previously offered by the Company.

Cost of products sold in 1995 was $45.1 million, an increase of $15.6 million or 52.9%, as compared to $29.5 million in 1994. As a percentage of net sales, cost of products sold in 1995 increased to 59.5% from 55.4% in the comparable period of 1994. The increase was due to increased sales of higher-priced, lower margin items, increased cost of products due to raw material price increases, licensing fees, and air freight shipments from overseas production facilities incurred primarily in the first three months of the year.

Selling, general, and administrative expenses in 1995 were $24.0 million, an increase of $5.1 million, or 26.7%, as compared to $18.9 million over such expenses in 1994. The increase resulted primarily from costs related to increased sales volume. As a percentage of net sales, selling, general, and administrative expenses in 1995 decreased to 31.6% from 35.5% in 1994. The decrease reflects the economies of scale provided by higher volume of business.

During 1995, the Company sought to issue additional shares of common stock in order to increase its working capital and improve the liquidity of its stock. Due to uncertain market conditions affecting the retail sector and the price of the Company's stock, the Company decided to postpone indefinitely the public offering. As a result, the Company wrote-off offering expenses amounting to a pretax charge of approximately $310,000 ($186,000 net of tax). No additional costs related to the write-off are anticipated.

Income tax expense as a percentage of pretax income increased to 40.0% in 1995 from 38.5% in 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

Net sales in 1994 were $53.2 million, an increase of $7.1 million, or 15.4%, as compared to net sales of $46.1 million in 1993. The increase was due primarily to new product introductions and expanded retail distribution in domestic and foreign markets.

Cost of products sold in 1994 was $29.5 million, an increase of $2.8 million, or 10.7%, as compared to $26.7 million in 1993. As a percentage of net sales, cost of products sold decreased to 55.4% in 1994 from 57.8% in 1993 due to sales of higher margin products including new products introduced in 1994.

Selling, general, and administrative expenses in 1994 were $18.9 million, an increase of $1.0 million, or 5.9%, as compared to $17.9 million in 1993. The increase is attributable to higher costs directly related to increased sales volume. As a percentage of net sales, selling, general, and administrative expenses decreased in 1994 to 35.5% from 38.7%. The decrease reflects the economies of scale resulting from a higher volume of business, including increased sales in Europe, and the effects of a program initiated in 1993 to reduce operating expenses.

Income tax expense as a percentage of pretax income increased slightly to 38.5% in 1994 from 37.7% in 1993.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased by $3.0 million from $17.2 million at December 31, 1994 to $20.2 million at December 31, 1995 primarily due to profitable operations. Accounts receivable increased by $4.9 million primarily as a result of increased sales. Inventories increased by $8.6 million to meet continued demand for the Company's products. Cash decreased by $1.8 million primarily resulting from increases in accounts receivable and inventories which were partially offset by increases in accounts payable, accrued expenses and short-term borrowings.

Unsecured lines of credit of $15 million which are subject to annual renewal, are available from banks. Amounts outstanding under these lines are payable upon demand by the banks. During 1995, the Company has borrowed various amounts from time to time up to $6.5 million, of which $6.2 million at an interest rate of 7.9% was outstanding as of December 31, 1995.

The Company has paid a cash dividend of approximately $0.085 per share of Common Stock in June of each year commencing in 1991 (adjusted for a two for one stock split as of December 29,1995).

The Company expects cash flow from operations and availability under the Company's lines of credit to be sufficient to meet cash needs for working capital expenditures for at least the next two years.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

Inflation has not had a material effect on the Company's operating results over the past three years.

The Company enters into forward exchange contracts to minimize the impact of fluctuations in currency exchange rates on future cash flows emanating from sales denominated in foreign currencies. The Company does not purchase such contracts for trading purposes. During 1995, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's commitment under these contracts approximated $4,500,000 as of December 31, 1995. At December 31, 1995, the exchange rates for such currencies covered by the contracts approximated the predetermined rate included therein. The Company routinely assesses the financial strength of the bank which is counterpart to the forward exchange contracts. As of December 31, 1995, management believes it had no significant exposure to credit risk relative to such contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of" ("SFAS 121"), was issued. This statement, which will be required in

1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company does not expect that the adoption of SFAS 121 will have a material impact on the financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share, as required by SFAS No. 123.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
     Financial statements listed under Item 14.(a)1. are included in Part IV.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------
     There is nothing to report relating to this Item.

PART III
--------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is included in the Registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this item is included in the Registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders, except that the sections in said definitive proxy statement entitled "Board Compensation Committee Report on Executive Compensation" and the "Stock Performance Chart" shall not be deemed incorporated herein by reference to this 10-K Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is included in the Registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     There is nothing to report relating to this Item.




                                    III-1

PART IV
--------------------------------------------------------------------------------

Item 14.  Exhibits,      (a)1. Financial Statements
Financial Statement            --------------------
Schedules, and                 Independent Auditors' Report
Reports on                     Balance Sheets as of December 31, 1995 and 1994
Form 8-K                       Statements of Income for the Years Ended
                                 December 31, 1995, 1994, and 1993.
                               Statements of Stockholders' Equity for the
                                 Years Ended December 31, 1995, 1994, and 1993.
                               Statements of Cash Flows for the Years Ended
                                 December 31, 1995, 1994, and 1993.

                         (a)2. Schedule II - Valuation and Qualifying
                                 Accounts for the Years Ended December 31,
                                 1995, 1994, and 1993.

                               Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements of notes thereto.




14.(a) 3. Exhibits                                                                  Page
          --------                                                                  ----
The following are either (i) filed herewith as exhibits to this 10-K Report or
(ii) have been filed as exhibits to filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are incorporated herein by reference as exhibits to this 10-K Report.

(3)(i) Restated Articles of Organization as currently in effect (filed as Exhibit (3.1) to Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on October 5, 1995 and incorporated herein by reference).

(3)(ii) By-laws of the Company and any amendments thereto, as currently in effect (filed as Exhibit 3(ii) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

(10)(a) Security and Trust Agreement among Town of Avon, acting by and through its Industrial Development Financing Authority, The First Years Inc., and State
Street Bank and Trust Company relating to issuance of industrial revenue bonds, dated as of October 1, 1982 (filed as Exhibit 10 (c) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

(10)(b) Bond Purchase Agreement among Town of Avon, acting by and through its Industrial Development Financing Authority, The First Years Inc., and State
Street Bank and Trust Company, dated as of October 1, 1982 (filed as Exhibit 10
(d) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

(10)(c) Loan Agreement between Town of Avon, acting by and through its Industrial Development Financing Authority, and The First Years Inc., dated as of October 1, 1982 (filed as Exhibit 10 (e) on Form 10-K for the year ended
December 31, 1994 and incorporated herein by reference).

(10)(d)   Put Agreement between State Street Bank and Trust Company and The
First Years Inc., dated as of October 1, 1982 (filed as Exhibit 10 (f) on Form
10-K for the year ended December 31, 1994 and incorporated herein by reference).

(10)(e)   Agreement with The Walt Disney Company dated March 28, 1994 (filed as
Exhibit 10.11 on Form S-1 Registration Statement filed with the Commission on
September 15, 1995 and incorporated herein by reference).

                                                                                    Page
                                                                                    ----
Management Contracts and Compensatory Plans

(10)(f)   The First Years Inc. 1993 Equity Incentive Plan, as amended through
January 19, 1995 (filed as Exhibit 10 (g) on Form 10-K for the year ended
December 31, 1994 and incorporated herein by reference).

(10)(g)   The First Years Inc. 1993 Stock Option Plan for Non-employee
Directors, as amended through January 19, 1995 (filed as Exhibit 10 (h) on Form
10-K for the year ended December 31, 1994 and incorporated herein by reference).

(10)(h)   Agreement between The First Years Inc. and Jerome M. Karp dated
August 8, 1994 (filed as Exhibit 10(c) to the Form 10-Q Report for the quarter ended June 30, 1994, and incorporated herein by reference).

(10)(i) Employment Agreement between The First Years Inc. and Benjamin Peltz, dated March 23, 1995 (filed as Exhibit 10(j) on Form 10-K for the year ended
December 31, 1994 and incorporated herein by reference).

(10)(j)   Employment Agreement between The First Years Inc. and Ronald J.
Sidman, dated March 23, 1995 (filed as Exhibit 10(k) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

(10)(k) The First Years Inc. 1995 Restated Annual Incentive Plan, effective as of July 1, 1995 (filed as Exhibit 10.10 on Form S-1 Registration Statement filed with the Commission on September 15, 1995 and incorporated herein by reference.).

(11) Statement re Computation of Per Share Earnings.                                IV-18

(23) Consent of Deloitte & Touche LLP, dated March 29, 1996.                        IV-19

(27) Financial Data Schedule.


14.(b) Report on Form 8-K

     The Company filed one report on Form 8-K with the Securities and Exchange Commission during the fiscal year ended December 31, 1995. The Report was filed on December 6, 1995 to report the 2- for-1 stock split of the Company's Common Stock, $.10 par value, effected in the form of a 100% stock dividend which was declared by the Company's Board of Directors on such date.

                                  Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE FIRST YEARS INC.
                                 (Registrant)

By: /s/ Ronald J. Sidman
    --------------------------------------------
       Ronald J. Sidman, Chief Executive Officer,
       Chairman of the Board of Directors, and President

Date:       March 21, 1996

By: /s/ Benjamin Peltz
    --------------------------------------------
       Benjamin Peltz, Senior Vice President and Treasurer
       (Chief Financial Officer and Chief Accounting Officer)

Date:       March 21, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 1996.

         Signature              Title                   Date

                          Chief Executive Officer
                          Chairman of the Board of
/s/ Ronald J. Sidman      Directors and President  March 21, 1996
-----------------------------------------------------------------
Ronald J. Sidman
                          Vice Chairman of the
/s/ Jerome M. Karp        Board of Directors       March 21, 1996
-----------------------------------------------------------------
Jerome M. Karp

/s/ Evelyn Sidman         Director                 March 21, 1996
-----------------------------------------------------------------
Evelyn Sidman

/s/ Benjamin Peltz        Director                 March 21, 1996
-----------------------------------------------------------------
Benjamin Peltz

/s/ Merton N. Alperin     Director                 March 21, 1996
-----------------------------------------------------------------
Merton N. Alperin

/s/ Fred T. Page          Director                 March 21, 1996
-----------------------------------------------------------------
Fred T. Page


THE FIRST YEARS INC.
(FORMERLY KIDDIE PRODUCTS, INC.)


INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

--------------------------------------------------------------------------------

                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                              IV-6

FINANCIAL STATEMENTS:

  Balance Sheets as of December 31, 1995 and 1994                         IV-7

  Statements of Income for the Years Ended December 31, 1995,
     1994, and 1993                                                       IV-8

  Statements of Stockholders' Equity for the Years Ended
     December 31, 1995, 1994, and 1993                                    IV-9

  Statements of Cash Flows for the Years Ended December 31, 1995,
     1994, and 1993                                                      IV-10

  Notes to Financial Statements                                       IV-11-16

FINANCIAL STATEMENT SCHEDULE II - VALUATION AND QUALIFYING
  ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993         IV-17


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
   The First Years Inc.
Avon, Massachusetts

We have audited the accompanying balance sheets of The First Years Inc. (formerly Kiddie Products, Inc.) as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The First Years Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 7, 1996

THE FIRST YEARS INC.
(FORMERLY KIDDIE PRODUCTS, INC.)
--------------------------------------------------------------------------------

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


                                                                  1995                 1994
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 8)                $   552,568          $ 2,329,041
  Accounts receivable (less allowance for doubtful
    accounts, $185,000 in 1995 and 1994) (Note 8)           14,191,630            9,266,235
  Inventories (Note 1)                                      19,009,784           10,413,835
  Prepaid expenses and other assets                            778,074              295,921
  Deferred tax asset (Notes 1 and 3)                           872,300              624,500
                                                           -----------          -----------

       Total current assets                                 35,404,356           22,929,532
                                                           -----------          -----------

PROPERTY, PLANT, AND EQUIPMENT (Note 1):
  Land                                                         167,266              167,266
  Building                                                   3,737,861            3,737,861
  Machinery and molds                                        6,481,504            5,413,075
  Furniture and equipment                                    3,183,379            2,986,905
                                                           -----------          -----------

       Total                                                13,570,010           12,305,107

Less accumulated depreciation                                7,262,286            6,381,854
                                                           -----------          -----------
  Property, plant, and equipment - net                       6,307,724            5,923,253
                                                           -----------          -----------

TOTAL ASSETS                                               $41,712,080          $28,852,785
                                                           ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 2)               $   133,333          $   133,333
  Short-term borrowings (Note 2)                             6,200,000                    -
  Accounts payable                                           6,903,478            4,034,263
  Accrued benefit plans expense (Note 7)                       255,271              259,557
  Accrued payroll expenses                                   1,105,004              782,890
  Accrued selling expenses                                     604,434              256,161
  Federal and state income taxes payable
    (Notes 1 and 3)                                                  -              218,500
                                                           -----------          -----------

       Total current liabilities                            15,201,520            5,684,704
                                                           -----------          -----------

LONG-TERM DEBT- Less portion due
  currently (Note 2)                                           100,001              233,334
                                                           -----------          -----------

DEFERRED TAX LIABILITY (Notes 1 and 3)                         647,300              584,800
                                                           -----------          -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 5, 6 and 8)

STOCKHOLDERS' EQUITY (Notes 4 and 7):
  Common stock - authorized, 15,000,000 shares as of
    December 31, 1995 and 7,500,000 shares as of
    December 31, 1994 at $.10 par value                        451,514              225,043
  Paid-in capital                                                    -               98,194
  Retained earnings                                         25,311,745           22,026,710
                                                           -----------          -----------

       Total stockholders' equity                           25,763,259           22,349,947
                                                           -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                   $41,712,080          $28,852,785
                                                           ===========          ===========




See notes to financial statements.

THE FIRST YEARS INC.
(FORMERLY KIDDIE PRODUCTS, INC.)


STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
--------------------------------------------------------------------------------

                                            1995            1994            1993
NET SALES (Notes 1, 6 and 8)            $75,757,322     $53,233,109     $46,124,088

COST OF PRODUCTS SOLD (Note 1)           45,108,546      29,498,457      26,653,704
                                        -----------     -----------     -----------

GROSS PROFIT                             30,648,776      23,734,652      19,470,384

SELLING, GENERAL, AND ADMINISTRATIVE
  EXPENSES (Notes 1 and 7)               23,961,206      18,915,908      17,857,049
SEVERANCE-RELATED EXPENSES (Note 9)            --              --           373,000
                                        -----------     -----------     -----------

OPERATING INCOME                          6,687,570       4,818,744       1,240,335

OTHER INCOME (EXPENSE):
  Interest expense                         (186,338)        (24,575)        (28,912)
  Interest income                            16,718          66,605          66,204
  Offering expenses (Note 10)              (310,457)           --              --
                                        -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                6,207,493       4,860,774       1,277,627

PROVISION FOR INCOME TAXES
  (Notes 1 and 3)                         2,483,000       1,871,400         481,500
                                        -----------     -----------     -----------

NET INCOME                              $ 3,724,493     $ 2,989,374     $   796,127
                                        ===========     ===========     ===========

EARNINGS PER SHARE - (Note 1 )          $      0.80     $      0.66     $      0.18
                                        ===========     ===========     ===========

See notes to financial statements.

THE FIRST YEARS INC.
(FORMERLY KIDDIE PRODUCTS, INC.)


STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
----------------------------------------------------------------------------------------------------

                                                  Common Stock              Paid-in        Retained
                                              Shares      Par Value         Capital        Earnings

BALANCE, JANUARY l, 1993                   2,248,260       $224,826        $ 75,354     $19,005,617

 Dividends paid                                   --             --              --        (382,204)

 Net income                                       --             --              --         796,127
                                           ---------       --------        --------     -----------

BALANCE, DECEMBER 31, 1993                 2,248,260        224,826          75,354      19,419,540

 Stock issued under stock option plans
 (Note 7)                                      2,170            217          22,840              --

 Dividends paid                                   --             --              --        (382,204)

 Net income                                       --             --              --       2,989,374
                                           ---------       --------        --------     -----------

BALANCE, DECEMBER 31, 1994                 2,250,430        225,043          98,194      22,026,710

Stock issued under stock option plans
(Note 7)                                      7, 141            714          70,957              --

Dividends paid                                    --             --              --        (382,852)

Stock split, two-for-one (Note 4)          2,257,571        225,757        (169,151)        (56,606)

Net income                                      --             --                --       3,724,493
                                           ---------       --------        --------     -----------
BALANCE, DECEMBER 31, 1995                 4,515,142       $451,514        $     --     $25,311,745
                                           =========       ========        ========     ===========


See notes to financial statements.

THE FIRST YEARS INC.
(FORMERLY KIDDIE PRODUCTS, INC.)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
-------------------------------------------------------------------------------------------------------------------

                                                                                 1995           1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 3,724,493    $ 2,989,374    $   796,127
Adjustments to reconcile net income to net cash provided by (used for)
 operating activities:
  Depreciation                                                                992,291        878,250        778,652
  Provision for doubtful accounts                                              86,227         23,673         17,177
  Loss on disposal of equipment                                                70,258         47,877        105,170
  Increase (decrease) arising from working capital items:
   Accounts receivable                                                     (5,011,624)    (2,077,176)      (994,400)
   Inventories                                                             (8,595,949)    (2,184,385)      (931,295)
   Prepaid expenses and other assets                                         (482,153)       (53,315)       (42,222)
   Accounts payable                                                         2,869,215      1,549,774         20,979
   Accrued benefit plans expense                                               (4,286)      (376,128)       (51,060)
   Accrued payroll expenses                                                   322,114        730,508       (366,866)
   Accrued selling expenses                                                   348,273       (142,477)       (95,394)
   Federal and state income taxes payable                                    (218,500)        (9,200)       (72,100)
  Change in deferred income taxes                                            (185,300)       107,200         51,800
                                                                          -----------    -----------    -----------

        Net cash provided by (used for) operating activities               (6,084,941)     1,483,975       (783,432)
                                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property, plant, and equipment                               (1,447,018)    (1,374,721)      (794,222)
                                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of industrial revenue bonds                                      (133,333)      (133,333)      (133,333)
  Net proceeds from short-term borrowings                                   6,200,000             --             --
  Dividends paid                                                             (382,852)      (382,204)      (382,204)
  Common stock issued under stock option plans                                 71,671         23,057             --
                                                                          -----------    -----------    -----------

        Net cash provided by (used for) financing activities                5,755,486       (492,480)      (515,537)
                                                                          -----------    -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,776,473)      (383,226)    (2,093,191)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                2,329,041      2,712,267      4,805,458
                                                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   552,568    $ 2,329,041    $ 2,712,267
                                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                                                $   186,338    $    24,575    $    28,912
                                                                          ===========    ===========    ===========

  Income taxes                                                            $ 3,269,100    $ 1,773,400    $   501,800
                                                                          ===========    ===========    ===========


See notes to financial statements.

THE FIRST YEARS INC.
(FORMERLY KIDDIE PRODUCTS, INC.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - The First Years Inc. (the "Company") is a developer, marketer, and distributor of certain basic accessory and related products for infants and toddlers. The Company was founded and incorporated in 1952. Since its inception, the Company has engaged in this single line of business, with one class of similar products. The following is a summary of significant accounting policies.

      REVENUE RECOGNITION - Revenue is recognized when products are shipped.

      CASH EQUIVALENTS - Highly liquid investments with a maturity of three months or less when purchased have been classified as cash equivalents in the accompanying financial statements. Such investments are carried at cost which approximates market value.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of finished goods, unpackaged components, and supplies.

      PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment is stated at cost. Depreciation is provided based on the estimated useful lives of the various classes of assets (building, 15 to 40 years; machinery and molds, 5 to 10 years; furniture and equipment, 5 to 10 years) using the straight-line method.

      ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF - In March 1995, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), was issued. This statement, which will be required in 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company does not expect that the adoption of SFAS 121 will have a material impact on the financial statements.

      INCOME TAXES - Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

      STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded (see Note 7). The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share, as required by SFAS No. 123.

      EARNINGS PER SHARE - Earnings per share are based on the weighted average number of shares outstanding during each year (retroactively adjusted to reflect the two-for-one stock split effected on December 29, 1995 and the three-for-one stock split effected on December 15, 1992) and common equivalent shares, consisting of the effect of stock options outstanding, if dilutive (4,663,491, 4,497,244 and 4,496,520 shares in 1995, 1994 and
      1993, respectively) (see Note 7). Earnings per share assuming full dilution have not been presented because the dilutive effect is immaterial.

      RISKS AND UNCERTAINTIES - The Company has adopted Accounting Standards Executive Committee Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties." The disclosures required by this SOP focus primarily on the nature of an entity's operations, the use of estimates in preparation of financial statements and on risks and uncertainties that could significantly affect the amounts reported in the financial statements (see Note 8).

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. During 1995, 1994, and 1993, research and development costs approximated $1,834,000, $1,466,000, and $1,493,000, respectively.

      FOREIGN CURRENCY TRANSLATION - The Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities of the Company's foreign operations are translated from the respective local currency to the U.S. dollar using year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year. Accordingly, translation adjustments and transaction gains and losses are recognized in income in the year of occurrence and are recorded as a component of cost of sales.

      FOREIGN EXCHANGE CONTRACTS - The Company enters into forward exchange contracts to minimize the impact of fluctuations in currency exchange rates on future cash flows emanating from sales denominated in foreign currencies. The Company does not purchase such contracts for trading purposes. Gains and losses related to foreign exchange contracts which qualify as accounting hedges of firm commitments are deferred and recognized in income when the hedged transaction occurs. Gains and losses related to foreign exchange contracts which do not qualify for hedge accounting are marked to market currently and recognized as a foreign currency transaction gain or loss.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's assets and liabilities which constitute financial instruments as defined in Statement of Financial Accounting Standards No. 107 approximate their recorded value.

2.    DEBT

      Long-term debt consists of unsecured industrial revenue bonds ("IRB"), with interest payable quarterly at 65% of the prime rate (5.5% at December 31, 1995 and 1994) and principal payable in equal quarterly installments of $33,333 through September 30, 1997.

      Under the terms of the IRB agreement, the Company must comply with certain covenants, none of which impose a significant limitation on the Company.

      The Company has available unsecured lines of credit totaling $15,000,000 with two banks. Both lines are subject to annual renewal and require no compensating balances. One line bears interest at the prime rate or the LIBOR rate plus 2.0% and the other line at the prime rate less 0.25% or the LIBOR rate plus 1.75%. During 1995, the Company borrowed various amounts up to $6,500,000 under the lines. As of December 31, 1995 a balance of $6,200,000, which bears interest at 7.9%, remains outstanding. No other short-term borrowings were incurred by the Company during 1995 or 1994.

3.    INCOME TAXES

      Components of the Company's net deferred tax asset at December 31 are as follows:

                                                                             1995              1994
        Deferred tax assets:
          Reserves not currently deductible                              $ 79,000          $ 62,900
          Capitalized packaging costs not currently deductible            442,000           360,200
          Capitalized inventory costs not currently deductible            261,100           116,900
          Other                                                            90,200            84,500
                                                                         --------          --------
                                                                          872,300           624,500
                                                                         --------          --------
        Deferred tax liabilities:
          Excess tax depreciation over financial reporting depreciation   642,800           580,300
          Other                                                             4,500             4,500
                                                                         --------          --------
                                                                          647,300           584,800
                                                                         --------          --------
          Net deferred tax asset                                         $225,000          $ 39,700
                                                                         ========          ========

        There was no valuation allowance for the years ended December 31, 1995 and 1994.



        The provision for income taxes consists of the following:

                                                          1995               1994              1993
          Federal:
            Current                                 $2,104,000         $1,432,700          $352,300
            Deferred                                  (185,300)           107,200            51,800
                                                    ----------         ----------          --------

          Total federal                              1,918,700          1,539,900           404,100

          State                                        564,300            331,500            77,400
                                                    ----------         ----------          --------

          Provision for income taxes                $2,483,000         $1,871,400          $481,500
                                                    ==========         ==========          ========

        A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:


                                                                       1995         1994         1993
          Statutory rate                                               34.0%        34.0%        34.0%
          State income taxes, net of federal income tax benefit         6.0          4.5          4.0
          Other                                                           -            -         (0.3)
                                                                       ----         ----         ----

          Effective tax rate                                           40.0%        38.5%        37.7%
                                                                       ====         ====         ====

4.    COMMON STOCK

      In December 1995, the Company's Board of Directors (the "Board") declared a two-for-one split of the Company's common stock. The stock split, effected in the form of a stock dividend, was distributed on December 29, 1995 to stockholders of record in 1995. Earnings per share amounts shown in the accompanying financial statements have been adjusted to reflect the 1995 stock split.

5.    COMMITMENTS AND CONTINGENCIES

      FOREIGN EXCHANGE CONTRACTS - During 1995 and 1994, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts approximated $4,500,000 and $3,100,000 as of December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, the exchange rates for such currencies covered by the contracts approximated the predetermined rates included therein.

      OTHER COMMITMENTS - At December 31, 1995 and 1994, letters of credit outstanding aggregated approximately $1,925,000 and $1,275,000, respectively.

      During 1994, the Company entered into an employment agreement with an executive officer which provides for an annual salary of $100,000 through August 1999. On March 23, 1995, the Company entered into employment agreements with two key senior executive officers which provide for aggregate annual base salaries through March 2000 of $391,000, subject to any increases or decreases established from time to time in the discretion of the Compensation Committee of the Board of Directors and, in the event of termination, provide for noncompetition payments for two years equal to their annual base salaries.

      CONTINGENCIES - The Company is involved in legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of these proceedings will not have a material adverse impact on the Company's financial condition or operating results.

6.    ROYALTIES

      During 1995 and 1994, the Company entered into various agreements which provide for the payment of royalties on sales of certain licensed products. The agreements have terms ranging from one to fifteen years and require minimum royalty payments of $729,000 during the terms of the agreements. Outstanding minimum royalty payments under these agreements amounted to $92,800 at December 31, 1995.

7.    BENEFIT PLANS

      DEFINED CONTRIBUTION PLAN - The Company has a defined contribution trusteed benefit plan covering eligible employees, requiring annual contributions based upon certain percentages of salaries of employees. The Company's policy is to fund pension expense accrued. Pension expense aggregated $259,000, $267,000, and $661,000 in 1995, 1994, and 1993,
      respectively.

      STOCK OPTION PLANS - In May 1993, the Company's stockholders approved the adoption of The First Years Inc. 1993 Equity Incentive Plan and The First Years Inc. 1993 Stock Option Plan for Non-employee Directors (the "plans") which cover key salaried employees and directors of the Company. The Board of Directors has reserved 670,000 shares (adjusted to reflect the two-for-one stock split effected on December 29, 1995) for issuance under the plans and 20,000 shares for a stock option agreement granted outside of the plans. The exercise price for the options granted may not be less than the fair market value of the optioned stock at the date of grant, 110% of fair market value in the case of options granted to a 10% stockholder.

      Options granted must be exercised within the period prescribed by the Compensation Committee of the Board of Directors; the options vest in accordance with the vesting provisions prescribed at the time of grant.

      A summary of activity (all years adjusted to reflect the two-for-one stock split effected on December 29, 1995) of stock options granted under the plans is as follows:

                                                                            NUMBER OF
                                                         NUMBER OF           OPTIONS
                                EXERCISE PRICE            OPTIONS           AVAILABLE
                                  PER SHARE             OUTSTANDING         FOR GRANT
       January l, 1993

        Authorized                                               -           440,000
        Granted                  $5.32 to $5.84            206,000          (206,000)
        Canceled                      $5.32                 (2,000)            2,000
                                                           -------          --------

       December 31, 1993                                   204,000           236,000

        Authorized                                                            20,000
        Granted                  $4.56 to $5.63            126,300          (126,300)
        Canceled                 $4.56 to $5.31            (20,828)           20,828
        Exercised                     $5.31                 (4,340)                -
                                                           -------          --------

       December 31, 1994                                   305,132           150,528

        Authorized                                               -           230,000
        Granted                  $8.94 to $9.83            128,920          (128,920)
        Canceled                 $4.56 to $5.31             (8,192)            8,192
        Exercised                $4.56 to $5.31            (14,282)                -
                                                           -------          --------

       December 31, 1995                                   411,578           259,800
                                                           =======           =======

At December 31, 1995, 166,999 options were exercisable at $4.56 to $5.84 per share.

8.    CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

      CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and forward exchange contracts (see
      Note 5). The Company's cash equivalents consist of money market funds placed with major banks and financial institutions. The Company's trade receivables principally include amounts due from retailers geographically dispersed. The Company's two largest customers accounted for 61% of the trade receivables outstanding at December 31, 1995 and 1994. The Company routinely assesses the financial strength of its customers and purchases credit insurance to limit its potential exposure to trade receivable credit risks. The Company routinely assesses the financial strength of the bank which is the counterparty to the forward exchange contracts. As of December 31, 1995, management believes it had no significant exposure to credit risks.

      MAJOR CUSTOMERS AND EXPORT SALES - The Company derived 10% or more of its sales from its largest customer. Such amounts aggregated $21,966,000, $14,256,000, and $12,920,000 in 1995, 1994, and 1993, respectively. The
      Company's second largest customer accounted for sales of $16,500,000, $12,118,000, and $8,814,000 in 1995, 1994, and 1993, respectively. No other customer accounted for 10% or more of the Company's sales. Export sales, primarily to Europe, Canada, South America and the Pacific Rim were approximately $7,745,000 in 1995.

      RELIANCE ON LICENSED PRODUCTS - A licensing agreement (see Note 6) with a major entertainment company will expire at the end of 1996. Sales of products licensed under the agreement amounted to 20% of the Company's total net sales for year ended December 31, 1995. Management is in the process of renegotiating continuance of this agreement.

      RELIANCE ON FOREIGN MANUFACTURERS - The Company does not own or operate its own manufacturing facilities. In each of 1995 and 1994, the Company derived approximately 46% and 53%, respectively, of its net sales from products manufactured by others in the Far East, mainly in the Peoples' Republic of China. A change in suppliers could cause a delay in manufacturing and a possible loss of sales which would affect operating results adversely, depending on the particular product.

9.    SEVERANCE-RELATED EXPENSES

      In July 1993, to improve operating productivity, the Company streamlined staff and outsourced certain packaging and product assembly operations. As a result, 34 employees were laid-off. Severance-related expenses relating to the layoffs amounted to a pretax charge of $373,000 and primarily consisted of severance pay, benefit considerations and outplacement services, which were paid by December 31, 1994.

10.   OFFERING EXPENSES

      During 1995, the Company initiated a public offering of shares of its common stock to increase its working capital and improve liquidity of its common stock. Due to uncertain market conditions affecting the retail sector and the price of its stock, the Company decided to postpone indefinitely the public offering. As a result, the Company wrote off offering expenses amounting to $310,000 in December 1995.

                                   * * * * * *

                                                                              SCHEDULE II
THE FIRST YEARS INC.
(FORMERLY KIDDIE PRODUCTS INC.)

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
------------------------------------------------------------------------------------------
                                                     ADDITIONS
                                                      CHARGED
                                         BALANCE,     TO COSTS                    BALANCE,
                                        BEGINNING       AND                         END
         DESCRIPTION                     OF YEAR      EXPENSES    DEDUCTIONS (1)  OF YEAR

VALUATION ACCOUNTS DEDUCTED
  FROM ASSETS TO WHICH THEY APPLY-

    Allowance for doubtful accounts:
    1995                                 $185,000     $86,227      $ 86,227      $185,000
                                         ========     =======      ========      ========

    1994                                 $185,000     $23,673      $ 23,673      $185,000
                                         ========     =======      ========      ========

    1993                                 $270,000     $17,177      $102,177      $185,000
                                         ========     =======      ========      ========

(1) Net accounts written off.