Form 10-Q
period 1996-03-31
FIRST YEARS INC
filed 1996-05-14
CIK 55698

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For The Quarter Ended                     March 31, 1996
- --------------------------------------------------------------------------------

       Commission file number                        0-7024
- --------------------------------------------------------------------------------

                              THE FIRST YEARS INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                              04-2149581
- --------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


                One Kiddie Drive, Avon, Massachusetts 02322-1171
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 588-1220
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes X  . No___.

The number of shares of Registrant's common stock outstanding on April 30, 1996 was 4,517,742.

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

                              THE FIRST YEARS INC.
                            Condensed Balance Sheets

                                     ASSETS

                                             March 31,         December 31,
                                                1996               1995
                                             ---------         ------------
                                           (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                 $    59,306          $   552,568
 Accounts receivable, net                   16,243,208           14,191,630
 Inventories                                19,637,900           19,009,784
 Prepaid insurance, taxes, etc.                429,148              778,074
 Current deferred taxes                        872,300              872,300
                                           -----------          -----------
      Total current assets                  37,241,862           35,404,356
                                           -----------          -----------
PROPERTY, PLANT, AND EQUIPMENT:
 Land                                          167,266              167,266
 Building                                    3,741,291            3,737,861
 Machinery and molds                         7,002,819            6,481,504
 Furniture and equipment                     3,350,811            3,183,379
                                           -----------          -----------
      Total                                 14,262,187           13,570,010

 Less accumulated depreciation               7,554,413            7,262,286
                                           -----------          -----------
   Property, plant, and equipment-net        6,707,774            6,307,724
                                           -----------          -----------
TOTAL ASSETS                               $43,949,636          $41,712,080
                                           ===========          ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt         $   133,333          $   133,333
 Short-term borrowings                       8,500,000            6,200,000
 Accounts payable and accrued expenses       7,355,542            8,868,187
 Federal and state income taxes payable        283,600                    0
                                           -----------          -----------
      Total current liabilities             16,272,475           15,201,520
                                           -----------          -----------
LONG-TERM DEBT-Less portion due currently       66,667              100,001
                                           -----------          -----------
DEFERRED INCOME TAXES                          647,300              647,300
                                           -----------          -----------
STOCKHOLDERS' EQUITY:
 Common stock                                  451,774              451,514
 Paid-In capital                                13,102                    0
 Retained earnings                          26,498,318           25,311,745
                                           -----------          -----------
      Total stockholders' equity            26,963,194           25,763,259
                                           -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $43,949,636          $41,712,080
                                           ===========          ===========



           See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                     Condensed Statements of Income for the
                   Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                             1996           1995
                                             ----           ----
NET SALES                                $23,009,281     $15,801,777

COST OF PRODUCTS SOLD                     13,947,171       9,256,243
                                         -----------     -----------
GROSS PROFIT                               9,062,110       6,545,534

SELLING, GENERAL, AND ADMINISTRATIVE
     EXPENSES                              6,925,847       5,157,790
                                         -----------     -----------
OPERATING INCOME                           2,136,263       1,387,744

OTHER INCOME (EXPENSES):
  Interest Expense                          (165,373)        (13,433)
  Interest Income                              1,183           8,697
                                         -----------     -----------
INCOME BEFORE INCOME TAXES                 1,972,073       1,383,008

PROVISION FOR INCOME TAXES                   785,500         553,200
                                         -----------     -----------
NET INCOME                               $ 1,186,573     $   829,808
                                         ===========     ===========

EARNINGS PER SHARE                             $0.25           $0.18
                                         ===========     ===========
AVERAGE NUMBER OF SHARES OUTSTANDING       4,689,426       4,661,846
                                         ===========     ===========





           See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                   Condensed Statements of Cash Flows for the
                   Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)
                                                  1996              1995
                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $ 1,186,573        $   829,808
 Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                 292,127            253,750
    Provision for doubtful accounts               53,746             25,147
Increase (decrease) arising from working
    capital items:
    Accounts receivable                       (2,105,324)        (2,264,138)
    Inventories                                 (628,116)        (2,098,165)
    Prepaid insurance, taxes, etc.               348,926            (40,978)
    Accounts payable and accrued expenses     (1,512,645)           242,653
    Federal and state income taxes - net         283,600            430,100
                                             -----------        -----------
     Net cash used for operating activities   (2,081,113)        (2,621,823)
                                             -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant,
     and equiment                               (692,177)          (209,992)
                                             -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued under stock
     option plans                                 13,362             10,667
   Net proceeds from short-term borrowings     2,300,000          1,200,000
   Repayment of industrial revenue bonds         (33,334)           (33,333)
                                             -----------        -----------
     Net cash provided by
       financing activities                    2,280,028          1,177,334
                                             -----------        -----------

DECREASE IN CASH AND CASH EQUIVALENTS           (493,262)        (1,654,481)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                      552,568          2,329,041
                                             -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $    59,306        $   674,560
                                             ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

      Cash paid for:

         Interest                            $   165,373        $    13,433
                                             ===========        ===========
         Income taxes                        $   119,600        $   123,100
                                             ===========        ===========

           See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1. Amounts in the accompanying balance sheet as of December 31, 1995 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the periods ended March 31, 1996 and 1995.


2. The Company has 15,000,000 shares of $.10 par value common stock with 4,517,742 and 4,515,142 shares issued and outstanding as of March 31, 1996 and December 31, 1995, respectively.

   On May 2, 1996 the Board of Directors authorized a $0.10 per share annual cash dividend payable on June 3, 1996 to holders of record at the close of business on May 21, 1996.


3. Earnings per share of common stock are computed on the basis of the average number of shares and common share equivalents outstanding during each quarter. Fully diluted and primary earnings per share were the same for the three months ended March 31, 1996 and 1995.


4. The results of operations for the three month period ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


5. During 1996, the Company borrowed various amounts up to $9,900,000 under unsecured lines of credit totaling $15,000,000 available from banks. As of March 31, 1996 a balance of $8,500,000 remained outstanding which bears interest at a weighted average rate of 7.55%. During March of 1995, the Company borrowed various amounts up to $2,500,000 of which $1,200,000 remained outstanding as of March 31, 1995. No other short-term borrowings were incurred by the Company during 1996 or the first three months of 1995.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



Net sales for the first three months of 1996 were $23.0 million an increase of $7.2 million or 45.6% as compared to $15.8 million for the comparable period last year. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets. Additionally, the Company did not experience significant new product production delays in 1996 as it did in the first three months of 1995.

Cost of products sold for the first three months of 1996 was $13.9 million, an increase of $4.6 million or 50.7%, as compared to $9.3 million for the comparable period last year. As a percentage of sales, cost of products sold in the first three months of 1996 increased to 60.6% from 58.6% in the comparable period of 1995. The increase was primarily due to increased sales of higher-priced, lower-margined products and licensing fees.

Selling, general, and administrative expenses for the first three months of 1996 were $6.9 million, an increase of $1.7 million or 34.3% as compared to $5.2 million over such expenses for the first three months of 1995. The increase resulted primarily from costs related to increased sales volume. As a percentage of net sales, selling, general, and administrative expenses for the first three months of 1996 decreased to 30.1% from 32.6% for the comparable period in 1995. The decrease reflects the economies of scale provided by higher volume of business.

Income tax expense as a percentage of pretax income approximated 40% for the first three months of 1996 and 1995.

Net working capital increased by $767,000 in the first three months primarily due to profitable operations. Accounts receivable increased by $2.1 million primarily as a result of increased sales. Cash decreased by $493,000 primarily resulting from an increase in accounts receivable and a decrease in accounts payable and accrued expenses which were partially offset by an increase in short-term borrowings.

Unsecured bank lines of credit aggregating $15.0 million are subject to annual
renewal.   Amounts outstanding under these lines are payable upon demand by the banks. During the first three months of 1996, the Company borrowed various amounts up to $9.9 million of which $8.5 million remained outstanding as of March 31, 1996. During March of 1995, the Company borrowed various amounts up to $2.5 million of which $1.2 million remained outstanding as of March 31, 1995. The Company did not incur any other short-term borrowings during the first three months of 1996 and 1995 except as noted above.

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



                                 THE FIRST YEARS INC.
                                 Registrant


                              /s/ Benjamin Peltz
Date  5/13/96                 ------------------------------
                              Benjamin Peltz, Senior Vice
                              President and Treasurer,
                              Duly Authorized Officer and
                              Principal Financial Officer