Form 10-Q
period 1996-06-30
FIRST YEARS INC
filed 1996-08-13
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended                   June 30, 1996
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

The number of shares of Registrant's common stock outstanding on July 31, 1996 was 4,936,570.

                              THE FIRST YEARS INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets                                          Page 1

Condensed Statements of Income                                         2

Condensed Statements of Cash Flows                                     3

Notes to Condensed Financial Statements                                4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  5

PART II - OTHER INFORMATION

Other information                                                      6 - 7

SIGNATURES                                                             7

                              THE FIRST YEARS INC.

                            Condensed Balance Sheets

                                     ASSETS

                                                        June 30,    December 31,
                                                          1996           1995
                                                       -----------   -----------
                                                       (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                             $   641,182   $   552,568
 Accounts receivable, net                               17,364,144    14,191,630
 Inventories                                            20,453,800    19,009,784
 Prepaid insurance, taxes, etc                             328,362       778,074
 Current deferred taxes                                    872,300       872,300
                                                       -----------   -----------
       Total current assets                             39,659,788    35,404,356
                                                       -----------   -----------

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                                      167,266       167,266
 Building                                                3,743,943     3,737,861
 Machinery and molds                                     7,155,450     6,481,504
 Furniture and equipment                                 3,456,882     3,183,379
                                                       -----------   -----------
       Total                                            14,523,541    13,570,010
 Less accumulated depreciation                           7,829,935     7,262,286
                                                       -----------   -----------
   Property, plant, and equipment-net                    6,693,606     6,307,724

TOTAL ASSETS                                           $46,353,394   $41,712,080
                                                       ===========   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                     $   133,333   $   133,333
 Short-term borrowings                                   8,000,000     6,200,000
 Accounts payable and accrued expenses                   9,327,205     8,868,187
 Federal and state income taxes payable                    227,800             0
                                                       -----------   -----------
       Total current liabilities                        17,688,338    15,201,520
                                                       -----------   -----------

LONG-TERM DEBT-Less portion due currently                   33,334       100,001
                                                       -----------   -----------
DEFERRED INCOME TAXES                                      647,300       647,300
                                                       -----------   -----------

STOCKHOLDERS' EQUITY:
 Common stock                                              453,657       451,514
 Paid-in capital                                           118,910             0
 Retained earnings                                      27,411,855    25,311,745
                                                       -----------   -----------
       Total stockholders' equity                       27,984,422    25,763,259
                                                       -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY              $46,353,394   $41,712,080
                                                       ===========   ===========

            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                         Condensed Statements of Income
                                   (Unaudited)

                                    Three Months Ended             Six Months Ended
                                           June 30,                     June 30,
                                ---------------------------    --------------------------
                                    1996            1995           1996          1995
                                ------------    -----------    -----------    -----------

NET SALES                        $23,349,264    $20,076,749    $46,358,545    $35,878,526

COST OF PRODUCTS SOLD             14,012,342     11,717,221     27,959,513     20,973,464
                                 -----------    -----------    -----------    -----------

GROSS PROFIT                       9,336,922      8,359,528     18,399,032     14,905,062

SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES           6,922,684      6,178,087     13,848,531     11,335,877
                                 -----------    -----------    -----------    -----------

OPERATING INCOME                   2,414,238      2,181,441      4,550,501      3,569,185

OTHER INCOME (EXPENSES):
  Interest expense                  (131,836)       (34,810)      (297,209)       (48,243)
  Interest income                      1,692          2,869          2,875         11,566
                                 -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES         2,284,094      2,149,500      4,256,167      3,532,508

PROVISION FOR INCOME TAXES           917,000        859,800      1,702,500      1,413,000
                                 -----------    -----------    -----------    -----------

NET INCOME                       $ 1,367,094    $ 1,289,700    $ 2,553,667    $ 2,119,508
                                 ===========    ===========    ===========    ===========

EARNINGS PER SHARE               $      0.29    $      0.28    $      0.54    $      0.45
                                 ===========    ===========    ===========    ===========

AVERAGE NUMBER OF SHARES
  OUTSTANDING                      4,762,330      4,660,798      4,725,891      4,661,312
                                 ===========    ===========    ===========    ===========

CASH DIVIDENDS PAID PER SHARE    $     0.100    $     0.085    $     0.100    $     0.085
                                 ===========    ===========    ===========    ===========






            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                           Condensed Statements of Cash Flows for the
                                    Six Months Ended June 30,
                                           (Unaudited)

                                                                    1996                1995
                                                                -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $ 2,553,667          $ 2,119,508
 Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                                    602,136              465,155
    Provision for doubtful accounts                                  70,674               73,009
    Gain on disposal of equipment                                     6,359                  200
Increase (decrease) arising from working
    capital items:
    Accounts receivable                                          (3,243,188)          (4,441,245)
    Inventories                                                  (1,444,016)          (3,396,665)
    Prepaid insurance, taxes, etc                                   449,712               61,089
    Accounts payable and accrued expenses                           459,018            1,048,987
    Federal and state income taxes - net                            227,800              495,423
                                                                -----------          -----------

     Net cash used for operating activities                        (317,838)          (3,574,939)
                                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant, and equipment                 (994,377)            (457,495)
                                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividend                                                   (453,557)            (382,851)
   Common stock issued under stock option plans                     121,053               18,943
   Net proceeds from short-term borrowings                        1,800,000            3,300,000
   Repayment of industrial revenue bonds                            (66,667)             (66,667)
                                                                -----------          -----------

     Net cash provided by financing activities                    1,400,829            2,869,425
                                                                -----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     88,614           (1,163,009)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      552,568            2,329,041
                                                                -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   641,182          $ 1,166,032
                                                                ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for:
         Interest                                               $   297,209          $    48,243
                                                                ===========          ===========
         Income taxes                                           $ 1,092,400          $   917,577
                                                                ===========          ===========

            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1995 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the periods ended June 30, 1996 and 1995.

2. The Company has 15,000,000 shares of $.10 par value common stock with 4,536,570 and 4,515,142 shares issued and outstanding as of June 30, 1996 and December 31, 1995, respectively.

   On May 2, 1996 the Board of Directors authorized a $0.10 per share annual cash dividend paid on June 3, 1996 to holders of record at the close of business on May 21, 1996.

3. Earnings per share of common stock are computed on the basis of the average number of shares and common share equivalents outstanding during each quarter. Fully diluted and primary earnings per share were the same for the six months ended June 30, 1996 and 1995.

4. On June 25, 1996, the Company entered into an agreement with a group of underwriters to sell 1.6 million shares of common stock ("the shares"), consisting of 400,000 newly issued shares and 1,200,000 shares of certain selling stockholders. The closing of the sale was held on July 1, 1996 at which time the Company issued 400,000 new shares and received the net proceeds.

   The proceeds of the shares was used to repay certain indebtedness of the Company. Assuming the sale of approximately 400,000 shares as of January 1, 1996 and 1995, pro forma earnings per share would have been $0.27 and $0.26 for the three months ended June 30, 1996 and 1995, respectively, and $0.52 and $0.44 for the six months ended June 30, 1996 and 1995, respectivley.

5. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

6. During 1996, the Company borrowed various amounts up to $9,900,000 under unsecured lines of credit totaling $20,000,000 available from banks. As of June 30, 1996 a balance of $8,000,000 remained outstanding which bears interest at a weighted average rate of 7.42%. During 1995, the Company borrowed various amounts up to $3,300,000 of which $3,300,000 remained outstanding as of June 30, 1995. No other short-term borrowings were incurred by the Company during 1996 or the first six months of 1995.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Net sales for the first six months of 1996 were $46.4 million an increase of $10.5 million or 29.2% as compared to $35.9 million for the comparable period last year. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets. Additionally, the Company did not experience significant new product production delays in 1996 as it did in the first three months of 1995.

Cost of products sold for the first six months of 1996 was $28.0 million, an increase of $7.0 million or 33.3%, as compared to $21.0 million for the comparable period last year. As a percentage of sales, cost of products sold in the first six months of 1996 increased to 60.3% from 58.5% in the comparable period of 1995. The increase was primarily due to increased sales of higher-priced, lower-margined products and licensing fees.

Selling, general, and administrative expenses for the first six months of 1996 were $13.8 million, an increase of $2.5 million or 22.2% as compared to $11.3 million over such expenses for the first six months of 1995. The increase resulted primarily from costs related to increased sales volume, payroll and payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the first six months of 1996 decreased to 29.9% from 31.6% for the comparable period in 1995. The decrease reflects the economies of scale provided by higher volume of business.

Income tax expense as a percentage of pretax income was 40% for the first six months of 1996 and 1995.

Net working capital increased by $1.8 million in the first six months primarily due to profitable operations. Accounts receivable increased by $3.2 million primarily as a result of increased sales and inventories increased by $1.4 to meet continued demand for the Company's products. Cash increased by $89,000 primarily resulting from increases in accounts receivable and inventories which were primarily offset by increases in accounts payable, short-term borrowings and by funds generated from operations.

Unsecured bank lines of credit aggregating $20.0 million are subject to annual renewal. Amounts outstanding under these lines are payable upon demand by the banks. During the first six months of 1996, the Company borrowed various amounts up to $9.9 million of which $8.0 million remained outstanding as of June 30, 1996. During the first six months of 1995, the Company borrowed various amounts up to $3.3 million of which $3.3 million remained outstanding as of June 30, 1995. The Company did not incur any other short-term borrowings during the first six months of 1996 and 1995.

                           PART II - OTHER INFORMATION

Items 1 through 3 - Not Applicable

Item 4: Submission of Matters to a Vote of Securityholders.

        (a) An Annual Meeting of the Stockholders of The First Years Inc. was held on May 16, 1996.

        (c) The following matters were voted upon at such Annual Meeting and the following votes were cast as to each such matter:

         i. Election of Class III Directors:

                                        Number of Shares
                                        ----------------

                                                   Withheld
                                        For        Authority
                                        ---        ---------

              Jerome M. Karp         4,152,144       5,800
              Fred T. Page           4,152,144       5,800

        ii. Proposal to ratify the selection of Deloitte & Touche LLP as auditors for the Company for the fiscal year 1996.

                                        Number of Shares
                                        ----------------

            For                             4,156,344
            Against                                 0
            Abstentions                         1,600

                       PART II - OTHER INFORMATION (con't)

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



                                        THE FIRST YEARS INC.
                                        --------------------
                                        Registrant



Date  8/12/96                      /s/ Benjamin Peltz
                                   -------------------------------
                                   Benjamin Peltz, Senior Vice
                                   President and Treasurer,
                                   Duly Authorized Officer and
                                   Principal Financial Officer