Form 10-Q
period 1996-09-30
FIRST YEARS INC
filed 1996-11-13
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended                   September 30, 1996


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

The number of shares of Registrant's common stock outstanding on October 31, 1996 was 4,938,236.

                              THE FIRST YEARS INC.




                                      INDEX




PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets                        Page  1

Condensed Statements of Income                        2

Condensed Statements of Cash Flows                    3

Notes to Condensed Financial Statements               4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                 5

PART II - OTHER INFORMATION

Other information                                     6

SIGNATURES                                            6

EXHIBIT INDEX                                         7

                              THE FIRST YEARS INC.
                            Condensed Balance Sheets

                                     ASSETS

                                                  September 30,      December 31,
                                                      1996               1995
                                                   -----------       -----------
                                                   (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                         $ 1,188,726       $   552,568
 Accounts receivable, net                           15,852,403        14,191,630
 Inventories                                        20,407,100        19,009,784
 Prepaid insurance, taxes, etc.                        254,781           778,074
 Current deferred taxes                                872,300           872,300
                                                   -----------       -----------
       Total current assets                         38,575,310        35,404,356
                                                   -----------       -----------

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                                  167,266           167,266
 Building                                            3,994,121         3,737,861
 Machinery and molds                                 7,076,737         6,481,504
 Furniture and equipment                             3,038,379         3,183,379
                                                   -----------       -----------
       Total                                        14,276,503        13,570,010
 Less accumulated depreciation                       7,254,544         7,262,286
                                                   -----------       -----------
   Property, plant, and equipment-net                7,021,959         6,307,724
                                                   -----------       -----------

TOTAL ASSETS                                       $45,597,269       $41,712,080
                                                   ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                 $   133,333       $   133,333
 Short-term borrowings                               1,300,000         6,200,000
 Accounts payable and accrued expenses               8,983,976         8,868,187
 Federal and state income taxes payable                 41,300                 0
                                                   -----------       -----------
       Total current liabilities                    10,458,609        15,201,520
                                                   -----------       -----------

LONG-TERM DEBT-Less portion due currently                    0           100,001
                                                   -----------       -----------

DEFERRED INCOME TAXES                                  647,300           647,300
                                                   -----------       -----------


STOCKHOLDERS' EQUITY:
 Common stock                                          493,824           451,514
 Paid-in capital                                     5,209,618                 0
 Retained earnings                                  28,787,918        25,311,745
                                                   -----------       -----------
       Total stockholders' equity                   34,491,360        25,763,259
                                                   -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $45,597,269       $41,712,080
                                                   ===========       ===========

            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                         Condensed Statements of Income
                                   (Unaudited)



                                            Three Months Ended                     Nine Months Ended
                                              September 30,                          September 30,
                                        1996                1995                1996                1995
                                    ------------        ------------        ------------        ------------
NET SALES                           $ 23,273,193        $ 19,628,352        $ 69,631,738        $ 55,506,878

COST OF PRODUCTS SOLD                 13,629,185          11,757,707          41,588,698          32,731,171
                                    ------------        ------------        ------------        ------------

GROSS PROFIT                           9,644,008           7,870,645          28,043,040          22,775,707


SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES               7,306,213           6,078,890          21,154,744          17,414,767
                                    ------------        ------------        ------------        ------------

OPERATING INCOME                       2,337,795           1,791,755           6,888,296           5,360,940

OTHER INCOME (EXPENSES):
  Interest expense                       (49,457)            (51,879)           (346,666)           (100,122)
  Interest income                          5,125               1,922               8,000              13,488
                                    ------------        ------------        ------------        ------------


INCOME BEFORE INCOME TAXES             2,293,463           1,741,798           6,549,630           5,274,306

PROVISION FOR INCOME TAXES               917,400             696,700           2,619,900           2,109,700
                                    ------------        ------------        ------------        ------------

NET INCOME                          $  1,376,063        $  1,045,098        $  3,929,730        $  3,164,606
                                    ============        ============        ============        ============


EARNINGS PER SHARE                  $       0.27        $       0.22        $       0.81        $       0.68
                                    ============        ============        ============        ============

AVERAGE NUMBER OF SHARES
  OUTSTANDING                          5,150,751           4,688,284           4,862,132           4,670,306
                                    ============        ============        ============        ============


CASH DIVIDENDS PAID PER SHARE       $      0.000        $      0.000        $      0.100        $      0.085
                                    ============        ============        ============        ============




            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                   Condensed Statements of Cash Flows for the
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                      1996               1995
                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $ 3,929,730        $ 3,164,606
 Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                      918,186            747,201
    Provision for doubtful accounts                    95,595             73,009
    Gain on disposal of equipment                      22,881               (200)
 Increase (decrease) arising from working
    capital items:
    Accounts receivable                            (1,756,368)        (5,336,882)
    Inventories                                    (1,397,316)        (4,713,665)
    Prepaid insurance, taxes, etc                     523,293           (237,953)
    Accounts payable and accrued expenses             115,789          2,542,588
    Federal and state income taxes - net               41,300            (93,800)
                                                  -----------        -----------
     Net cash provided by (used for)
        operating activities                        2,493,090         (3,855,096)
                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant,
        and equipment                              (1,655,302)          (821,412)
                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividend                                     (453,557)          (382,852)
   Common stock issued under stock
     option plans                                     130,178             60,033
   Net proceeds from public offering                5,121,750                  0
   Proceeds from short-term borrowings                      0          3,400,000
   Repayment of short-term borrowings              (4,900,000)                 0
   Repayment of industrial revenue bonds             (100,001)          (100,000)
                                                  -----------        -----------

     Net cash provided by (used for)
       financing activities                          (201,630)         2,977,181
                                                  -----------        -----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 636,158         (1,699,327)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                           552,568          2,329,041
                                                  -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 1,188,726        $   629,714
                                                  ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

      Cash paid for:
         Interest                                 $   346,666        $   100,122
                                                  ===========        ===========

         Income taxes                             $ 2,196,300        $ 2,203,500
                                                  ===========        ===========

            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1995 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the periods ended September 30, 1996 and 1995.

2. The Company has 15,000,000 shares of $.10 par value common stock with 4,938,236 and 4,515,142 shares issued and outstanding as of September 30, 1996 and December 31, 1995, respectively.

   On May 2, 1996 the Board of Directors authorized a $0.10 per share annual cash dividend paid on June 3, 1996 to holders of record at the close of business on May 21, 1996.

3. Earnings per share of common stock are computed on the basis of the average number of shares and common share equivalents outstanding during each quarter. Fully diluted and primary earnings per share were the same for the nine months ended September 30, 1996 and 1995.

4. On June 25, 1996, the Company entered into an agreement with a group of underwriters to sell 1.6 million shares of common stock ("the shares"), consisting of 400,000 newly issued shares and 1,200,000 shares of certain selling stockholders. The closing of the sale was held on July 1, 1996 at which time the Company issued 400,000 new shares and received the net proceeds of $5,121,750.

   The proceeds of the shares was used to repay certain indebtedness of the Company. Assuming the sale of approximately 400,000 shares as of January 1, 1996 and 1995, pro forma earnings per share would have been $0.27 and $0.22 for the three months ended September 30, 1996 and 1995, respectively, and $0.80 and $0.65 for the nine months ended September 30, 1996 and 1995, respectively.

5. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

6. During 1996, the Company borrowed various amounts up to $9,900,000 under unsecured lines of credit totaling $20,000,000 available from banks. As of September 30, 1996 a balance of $1,300,000 remained outstanding which bears interest at a weighted average rate of 7.38%. During 1995, the Company borrowed various amounts up to $6,500,000 of which $3,400,000 remained outstanding as of September 30, 1995. No other short-term borrowings were incurred by the Company during the first nine months of 1996 or during 1995.

                              THE FIRST YEARS INC.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Net sales for the first nine months of 1996 were $69.6 million, an increase of $14.1 million or 25.4%, as compared to $55.5 million for the comparable period last year. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets. Additionally, the Company did not experience significant new product production delays in 1996 as it did in the first three months of 1995.

Cost of products sold for the first nine months of 1996 was $41.6 million, an increase of $8.9 million or 27.1%, as compared to $32.7 million for the comparable period last year. As a percentage of sales, cost of products sold in the first nine months of 1996 increased to 59.7% from 59.0% in the comparable period of 1995. The increase was primarily due to increased sales of higher-priced, lower-margined products and licensing fees.

Selling, general, and administrative expenses for the first nine months of 1996 were $21.2 million, an increase of $3.7 million or 21.5% as compared to $17.4 million over such expenses for the first nine months of 1995. The increase resulted primarily from costs related to increased sales volume, payroll and payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the first nine months of 1996 decreased to 30.4% from 31.4% for the comparable period in 1995. The decrease reflects the economies of scale provided by higher volume of business.

Income tax expense as a percentage of pretax income was 40% for the first nine months of 1996 and 1995.

Net working capital increased by $7.9 million in the first nine months primarily due to a public offering of the company's common stock which provided net proceeds to the company of $5.1 million (see note 4 to the financial statements) and funds generated from profitable operations. Accounts receivable increased by $1.7 million primarily as a result of increased sales and inventories increased by $1.4 to meet continued demand for the Company's products. Short-term borrowings have decreased by $4.9 million primarily as a result of the above mentioned secondary offering. Cash increased by $636,000 primarily resulting from funds generated from operations partially offset by increases in accounts receivable and inventories.

Unsecured bank lines of credit aggregating $20.0 million are subject to annual renewal. Amounts outstanding under these lines are payable upon demand by the banks. During the first nine months of 1996, the Company borrowed various amounts up to $9.9 million of which $1.3 million remained outstanding as of September 30, 1996. During the first nine months of 1995, the Company borrowed various amounts up to $3.4 million of which $3.4 million remained outstanding as of September 30, 1995. The Company did not incur any other short-term borrowings during the first nine months of 1996 and 1995.

                              THE FIRST YEARS INC.

                           PART II - OTHER INFORMATION

Items 1 through 4 - Not Applicable

Item 5: Other Information

 Statements of Forward Looking Information:

  From time to time the Company may make forward-looking statements such as forecasts, projections, and estimates of the Company's future performance or financial results. These forward-looking statements may be contained in SEC filings (such as 10-Q or 10K Reports), Annual Reports to Stockholders, press releases, oral statements, among others made by the Company. Actual results could differ materially from those set forth in the forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause actual results to differ include, among others, the continued timely introduction of new products; a reliance on licensed products; a dependence upon major customers; a highly competitive juvenile products industry; a reliance on foreign manufacturers; the cost and availability of certain materials; product liability risks; and the effect of government regulations, all of which are more fully described in Exhibit 99 to this Report.

Item 6: Exhibits and Reports on Form 8-K

 (a)  Exhibits - The following exhibits are filed as part of this report:

      Exhibit    Description

       27        Financial Data Schedule

       99        Important Factors Regarding Forward-
                  Looking Statements

 (b) No reports on Form 8-K have been filed during the past quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE FIRST YEARS INC.
                                        Registrant

Date  11/13/96                          /s/ Benjamin Peltz
      --------------                        --------------------------------
                                            Benjamin Peltz, Senior Vice
                                            President and Treasurer, Duly
                                            Authorized Officer and Principal
                                            Financial Officer

                              THE FIRST YEARS INC.

                                  EXHIBIT INDEX



EXHIBIT      DESCRIPTION

  27         Financial Data Schedule

  99         Important Factors Regarding Forward-Looking Statements