Form 10-K405
period 1996-12-31
FIRST YEARS INC
filed 1997-03-28
CIK 55698

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-7024

                              THE FIRST YEARS INC.
             (Exact Name of Registrant as Specified in its Charter)

                MASSACHUSETTS                                   04-2149581
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)
              ONE KIDDIE DRIVE,
             AVON, MASSACHUSETTS                                  02322
   (Address of Principal Executive Offices)                     (Zip Code)

                                  508-588-1220
              (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     NONE                                          NONE

     Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X      No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.     [X]

     The aggregate market value of the Common Stock held by nonaffiliates of the Company was $65,263,873. based on the price at which the stock was sold over the counter on the Nasdaq National Market, as reported at the close of business on February 28, 1997.

     The number of shares of Registrant's Common Stock outstanding on December 31, 1996 was 4,948,980.
================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. The following sections of such definitive proxy statement are hereby incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K: "Common Stock Ownership of Certain Beneficial Owners and Management;" "Election of Directors;" "Executive Compensation" (other than the Board Compensation Committee Report on Executive Compensation and the Performance Chart); and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

                                     PART I

ITEM 1.  BUSINESS

     The First Years Inc. (the "Company") is a leading developer and worldwide marketer of a broad line of products for infants and toddlers. Major channels through which the Company sells its products include mass merchants, supermarkets, drug stores, department stores, wholesale clubs, convenience stores, specialty stores, mail-order catalogs and catalog showrooms.

     The Company was incorporated in 1952 in Massachusetts under the name Kiddie Products, Inc. The Company changed its name to The First Years Inc. in May, 1995, and is headquartered in Avon, Massachusetts.

  Products

     The Company's product line, which contains approximately 320 items that range in retail price from approximately $0.99 to $69.99, is categorized and color-coded into five distinct product categories as follows:

     Feeding & Soothing. The Feeding & Soothing category is comprised of bottles and accessories, nipples, pacifiers, teethers, bowls, drinking cups, dishes, flatware, and breast-feeding accessories. This category includes the TumbleMates line of training cups, bowls, plates and utensils, designed for serving, storing and transporting drinks and snacks, and which features a system of interchangeable cups and lids. This category also includes the Neats line of stain-resistant bibs specially made with a 3M Scotchgard stain-release system.

     Play & Discover. The Play & Discover category consists of an extensive line of entertaining, skill-developing toys for infants and toddlers including crib toys, floor toys, hand-held toys, and large play items. The Play & Discover category includes the Company's Washables line of 100% washable, dishwasher-safe toys and its Firstronics line of hand-held electronic toys for children under three years of age. In 1996, the Firstronics line was expanded to include a new line of sports-oriented toys called Sportstronics. In 1996, the Company also introduced its first large play, stationary toy into this category with its 2-in-1 Playcenter, an infant activity center that converts to a toddler play table.

     Care & Safety. The Care & Safety category consists of a broad line of fashion and grooming items, home safety products such as door and cabinet latches, and products appropriate for the health and hygiene needs of infants, such as digital thermometers. This category includes the Nurserytronics line of electronic products designed especially for use in the nursery; a line of machinewashable travel tote bags, child carriers and harnesses, marketed under the PackMates name, and the Step-by-Step line of furnishings comprised of a bath seat, booster seat, baby bather, step stool and toilet trainer that are adjustable as a child grows.

     First Gifts. The Company markets a variety of specially-designed gift bags and gift sets, which combine the Company's most popular items as attractively-packaged, ready-to-give gifts, or theme-related starter sets. Gift sets include the Washables gift pack, the TumbleMates gift pack, newborn gift bags and furnishings gift sets.

     Winnie the Pooh. The Winnie the Pooh category consists of over 45 basic products including teethers, rattles, bibs, bottles, bathing accessories and gift sets featuring Winnie the Pooh characters. In 1996, the Company introduced numerous additional items in this category including Pooh characters on cups, hooded towels, bath puppets, teethers, and electronic musical toys.
                            ------------------------

     THE FIRST YEARS(R) Ideas Inspired by Parents(R), TumbleMates(R), Firstronics(R), and Washables(R) are registered trademarks of The First Years Inc. Neats(TM), PackMates(TM), Nurserytronics(TM), Step-by-Step(TM), and First Gifts(TM) are trademarks of The First Years Inc. 3m(R) and SCOTCHGARD(R) are registered trademarks of Minnesota Mining and Manufacturing Company, WINNIE THE POOH(R) and POOH(R) are registered trademarks of Disney Enterprises, Inc.

PRODUCT DESIGN, DEVELOPMENT AND MARKETING

     The Company devotes substantial resources to product development. The Company employs a staff of professionals engaged in the creation of new products and also uses, from time to time, a diverse group of outside designers and developers. For the past 16 years the Company's product line also has been designed in consultation with Dr. T. Berry Brazelton, the well-known pediatrician and authority on child development, and staff members of the Child Development Unit at Children's Hospital in Boston, Massachusetts (the "CDU"), of which Dr. Brazelton is founder and Director Emeritus.

     The Company spent approximately $2.2, $1.8 and $1.5 million on new product development in 1996, 1995 and 1994, respectively. Most of the Company's new products are shown at the Juvenile Products Manufacturers Association Trade Show, in Dallas, Texas in the fall of each year, and a variety of other national and international toy and baby fairs.

SALES

     The Company's products are sold nationally and internationally to a broad spectrum of customers including mass merchants, national variety and drug stores, supermarkets, wholesale clubs, convenience stores, toy specialty stores, wholesale distributors, department stores, mail order catalogs and catalog stores. The Company currently has customers in over 40 countries. Major customers include Wal*Mart, Toys "R" Us, Target, Kmart, Kroger, Sears, and J.C. Penney.

     The Company's products are sold in the United States and Canada primarily through the Company's thirteen-person internal sales staff and a network of 48 independent sales representatives. The Company's sales staff is responsible for supervising and training the sales representatives. Such training is conducted at the Company's headquarters and throughout the United States. In Central and South America and the Pacific Rim, the Company's products are sold by its internal sales staff which manages a network of foreign distributors and independent sales representatives in such areas.

     In Europe and the Middle East, the Company's products are sold by the Company's internal staff at its sales office in Cirencester, England, which is headed by the Director of European Sales. This staff manages a network of foreign distributors and independent sales representatives. The Company's international sales in 1996 and 1995 were approximately $11.6 and $7.7 million, respectively, and accounted for approximately 12% and 10% of the Company's total net sales in 1996 and 1995, respectively. (See "Notes to Financial Statements, Number 8.")

     During 1996, Wal*Mart, Toys "R" Us, and Target accounted for approximately 26%, 19%, and 10% of the Company's net sales, respectively. A significant reduction in purchases by any of these customers could have a material adverse effect on the Company's business.

     Backlog is not a significant and material aspect of the Company's business. Customers place orders on an as needed basis. As the Company's sales have increased, the amount of unfilled orders at any time has not been indicative of future results.

MERCHANDISING

     To help retailers use their shelf space efficiently in marketing the Company's products, the Company utilizes computerized planogram programs which divide the space a retailer has allocated for the Company's products to create a mix of the five product categories that is designed to maximize the retailer's profitability.

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

LICENSED CHARACTER PRODUCTS

     In 1996, the Company renewed and entered into various agreements which provide for the payment of royalties on certain of the Company's products featuring licensed cartoon characters. The agreements have terms ranging from one to three years and require minimum royalty payments of $4,682,000 during the terms of these agreements. Sales of products under these license agreements accounted for approximately 32% of the Company's total net sales in 1996.

MANUFACTURING AND SOURCES OF SUPPLY

     The Company does not own or operate its own manufacturing facilities. In 1996, all of the Company's products were manufactured either using the Company's custom tools (molds and dies) or to the Company's specifications by approximately 25 manufacturers located in the United States, Canada, China, Taiwan, Thailand, and Mexico. Approximately 55% of all of its products sold in 1996 were manufactured in Asia, primarily in China. A large percentage of the Company's furnishings and other large products were manufactured in 1996 by suppliers in the United States and Canada because of the significantly higher shipping costs from the Far East.

     Generally the Company uses one manufacturer to make each product from its supplier base in Asia, Canada, and the United States. Due to the high cost of developing duplicate tooling (predominantly molds and dies), most of the Company's products are made using one set of tools; however, the Company has developed duplicate tools for several of its key and high-volume products. The Company believes it has alternative manufacturing sources available for all of its products. Because it owns its tools, it could shift its sources of manufacturing for any product to an alternative supplier.

     In 1996, the Company was not dependent on any one supplier, although its largest supplier, which is based in the United States, accounted for products that represented approximately 20% of its net sales in 1996. In 1996 approximately 11% of the Company's products sold were manufactured by one supplier located in China. The Company has not entered into long-term contractual arrangements with any of its suppliers.

     The principal raw materials used in the production and sale of the Company's products are plastic, paperboard and cloth. Raw materials are purchased by the manufacturers who deliver completed products to the Company. Because the primary source used in manufactured plastic is petroleum, the cost and availability of plastic for use in the Company's products varies to a great extent with the price of petroleum. The inability of the Company's suppliers to acquire sufficient plastic and paperboard at a reasonable price could have a material adverse effect on the Company's profitability. The Company did not experience any difficulties in obtaining materials in 1996.

     The Company purchases its products from its suppliers primarily in the U.S. dollar and the Hong Kong dollar which is currently pegged to the U.S. dollar. Generally, the Company's suppliers ship the products on the basis of open credit terms or upon the acceptance of products by the Company. In addition, some suppliers require shipment against letters of credit.

     Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation or the imposition of restrictive regulations conditioning or revoking China's "most favored nation" ("MFN") trading status could have a material adverse effect upon the Company's business because products originating from China could be subjected to substantially higher rates of duty. China's MFN trading status has been extended through July 3, 1997. Unless Congress takes action to override this decision, China will continue to enjoy MFN treatment during this period. The European Community (the "EC") has enacted a quota and tariff system with respect to the importation into the EC of certain toy products originating in China. The Company, therefore, continues to evaluate alternative sources of supply outside of China.

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

WORKING CAPITAL ITEMS

     See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operation."

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

DISTRIBUTION

     The Company distributes its products in the United States from its 103,500 square foot warehouse facility in Avon, Massachusetts and from a public warehouse in Fontana, California. The Company distributes its products in Canada from a public warehouse in Toronto, Ontario. In Europe, the Company distributes its products from a public warehouse in Ghent, Belgium. Warehouse services at the various public warehouses are performed by warehouse operators unaffiliated with the Company.

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

EMPLOYEES

     As of December 31, 1996, the Company employed 120 full-time and 2 part-time employees, of whom 11 are executive officers, 52 are in sales, marketing and product development, 39 are in materials, purchasing, quality control, data processing, finance, administration and clerical, and 20 are in warehousing positions. None of the Company's employees is represented by a union, and the Company has not experienced any work stoppages. The Company believes that relations with employees are good.

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

                                                                                        OFFICER OR
                                                                                         DIRECTOR
NAME                                 AGE                    POSITION                      SINCE
----                                 ---                    --------                    ----------
Ronald J. Sidman...................  50    President, Chairman of the Board of
                                           Directors, and Chief Executive Officer          1975
Jerome M. Karp.....................  69    Vice Chairman of the Board of Directors         1969
Benjamin Peltz*....................  57    Treasurer, Senior Vice President --
                                           Finance, and Director                           1975
Evelyn Sidman......................  83    Clerk and Director                              1979
Fred T. Page.......................  50    Director                                        1988
Merton N. Alperin..................  74    Director                                        1988
Joseph M. Connolly.................  56    Vice President -- Operations                    1979
John N. Colantuone.................  59    Vice President -- Materials and Engineering     1982
Adrian E. Roche....................  41    Vice President -- Worldwide Marketing           1992
John R. Beals*.....................  42    Controller and Assistant Treasurer              1990
Wayne Shea.........................  42    Vice President -- Worldwide Sales &
                                           Merchandising                                   1991
Keith Ciampa.......................  32    Vice President -- Executive Accounts            1996
Mark H. Dall.......................  53    Vice President -- Information Services          1985
Clive R. Wooster...................  42    Vice President -- International
                                           Sales/Europe                                    1997

---------------

* Effective as of July 1, 1997, Mr. Peltz's position will be split in two. He will continue to be the Treasurer of the Company. Mr. Beals will be promoted to Vice President -- Finance, and Chief Financial Officer, and will remain as Assistant Treasurer of the Company; and Mr. Stephen Lyons, currently the Company's Assistant Controller since January, 1995, will be promoted to Controller of the Company.
---------------

     Mr. Sidman has served as President of the Company for over five years and was elected to the offices of Chairman of the Board of Directors and Chief Executive Officer on March 28, 1995.

     Mr. Page was appointed President -- Network Services of Southern New England Telecommunications Corporation ("SNET") in January of 1994, and has been with SNET for over five years.

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

     Keith Ciampa, age 32, has been Vice President -- Executive Accounts since June, 1996. From July, 1993 to May, 1996, Mr. Ciampa was Director of Sales-Americas, and from January, 1992 to June 1993, he was Export Sales Manager of the Company.

     Mr. Clive R. Wooster, age 42, has been Vice President -- International Sales/Europe since March 13, 1997. From October, 1994 to March 12, 1997, he was Director of Sales/Europe; and from April, 1992 to September, 1994, he was the General Manager of the Company's UK Sales Office.

ITEM 2.  PROPERTIES

     The Company owns its executive and administrative offices and principal warehouse which are located in a building at One Kiddie Drive, Avon, Massachusetts. The building contains approximately 124,000 square feet of space, of which approximately 20,500 square feet are used for executive and administrative offices and the balance, approximately 103,500 square feet is utilized for warehousing. The Company also has sales offices in leased premises in Mission Viejo, California, and in Cirencester, England.

     The Company also uses public warehouses located in Fontana, California; Toronto, Canada; and in Ghent, Belgium.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)  MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market. Below is a summary of the actual high and low sales prices of the Company's Common Stock for each quarter of 1995 and 1996 as reported by Nasdaq and as adjusted to reflect the Company's 2-for-1 stock split effected on December 29, 1995.

                                      1996

QUARTER                                                                        LOW       HIGH
-------                                                                        ---       ----
First........................................................................  $ 9 3/4   $ 12 1/2
Second.......................................................................   11 3/4     18 1/2
Third........................................................................   12 3/4     15
Fourth.......................................................................   14         17

                                      1995

QUARTER                                                                        LOW       HIGH
-------                                                                        ---       ----
First........................................................................  $ 8 5/8   $ 12
Second.......................................................................    8 3/8     10 1/8
Third........................................................................    9 3/8     11 3/4
Fourth.......................................................................   10         11 5/8

(B)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                                           APPROXIMATE NUMBER
                                                                            OF RECORD HOLDERS
TITLE OF CLASS                                                          (AS OF DECEMBER 31, 1996)
--------------                                                          -------------------------
Common Stock, $.10 Par Value                                                       135

(C)  DIVIDEND POLICY

     From 1991 to 1995, the Company paid a cash dividend on its Common Stock of $0.085 per share in June of each year. In 1996, the Company increased its annual cash dividend to $0.10 per share which was paid on June 1, 1996. The Company currently expects that comparable cash dividends will continue to be paid in the future. However, the declaration and payment of any such cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs, and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will continue to pay dividends in the future.

     The Company's Board of Directors declared on December 6, 1995, a 2-for-1 stock split effected in the form of a stock dividend to holders of record on December 18, 1995. The new stock certificates were mailed to stockholders on or about December 29, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                                 1996           1995           1994           1993           1992
                              -----------    -----------    -----------    -----------    -----------
SELECTED INCOME STATEMENT DATA:
Net sales...................  $93,110,361    $75,757,322    $53,233,109    $46,124,088    $45,267,323
Cost of products sold.......   55,463,255     45,108,546     29,498,457     26,653,704     23,645,594
Selling, general and
  administrative expenses...   28,580,039     23,961,206     18,915,908     17,857,049     18,429,803
Severance-related
  expenses..................      --             --             --             373,000        --
Interest expense............      358,637        186,338         24,575         28,912         31,961
Interest income.............       27,349         16,718         66,605         66,204        154,913
Offering expenses...........      --             310,457        --             --             --
Income before income
  taxes.....................    8,735,779      6,207,493      4,860,774      1,277,627      3,314,878
Provision for income
  taxes.....................    3,494,300      2,483,000      1,871,400        481,500      1,385,100
Net income..................    5,241,479      3,724,493      2,989,374        796,127      1,929,778
Earnings per share*.........        $1.06          $0.80          $0.66          $0.18          $0.43
Dividends paid per share*...        $0.10          $0.09          $0.09          $0.09          $0.08
Weighted average number of
  shares outstanding*.......    4,941,196      4,663,491      4,497,244      4,496,520      4,496,520

SELECTED BALANCE SHEET DATA:
Total assets................  $47,049,537    $41,712,080    $28,852,785    $24,532,714    $24,694,765
Long-term debt..............      --             100,001        233,334        366,667        500,000
Stockholders' equity........   35,866,440     25,763,259     22,349,947     19,719,720     19,305,797
Stockholders' equity per
  share*....................        $7.26          $5.52          $4.97          $4.39          $4.29

---------------

* Adjusted to reflect the two-for-one stock split effected on December 29, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF FORWARD LOOKING INFORMATION:

     The Company may occasionally make forward-looking statements and estimates, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives as discussed below. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales in 1996 were $93.1 million, an increase of $17.3 million or 22.9%, as compared to $75.8 million for the comparable period last year. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets.

     As of a percentage of net sales, net sales to foreign markets increased to 12.5% in 1996 from 10.3% in 1995 resulting primarily from increases in Europe and Canada. As a percentage of net sales, Winnie the Pooh products increased to 32% in 1996 from 20% in 1995. The Company does not expect the rate of increase in net sales of Winnie the Pooh products as a percentage of net sales to continue at the same pace as has occurred in the previous two years due to the level of distribution achieved during that initial period. The Company expects to initiate distribution of products featuring licensed Sesame Street characters during the second quarter of 1997.

     Cost of products sold in 1996 was $55.5 million, an increase of $10.4 million or 23.0%, as compared to $45.1 million for the comparable period last year. As a percentage of sales, cost of products sold in 1996 and 1995 remained constant at approximately 59.5%.

     Selling, general, and administrative expenses in 1996 were $28.6 million, an increase of $4.6 million or 19.3% as compared to $24.0 million over such expenses in 1995. The increase resulted primarily from costs related to increased sales volume, payroll and payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the year of 1996 decreased to 30.7% from 31.6% in 1995. The decrease reflects the economies of scale provided by higher volume of business.

     Income tax expense as a percentage of pretax income was 40% in 1996 and 1995.

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

     During 1995, the Company sought to issue additional shares of common stock in order to increase its working capital and improve the liquidity of its stock.. Due to uncertain market conditions affecting the retail sector and the price of the Company's stock, the Company decided to postpone indefinitely the public offering.

As a result, the Company wrote-off offering expenses amounting to a pretax charge of approximately $310,000 ($186,000 net of tax). The offering was subsequently resumed and consummated in 1996 (see below).

     Income tax expense as a percentage of pretax income increased to 40.0% in 1995 from 38.5% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $9.4 million from $20.2 million at December 31, 1995 to $29.6 million at December 31, 1996 primarily due to a secondary public offering of the Company's Common Stock which provided net proceeds to the Company of $5.1 million and funds generated from profitable operations. Accounts receivable increased by $1.7 million primarily as a result of increased sales. Cash increased by $3.6 million primarily as a result of the above mentioned secondary offering and profitable operations.

     In 1996, the Company resumed and consummated a public offering of common stock which had been postponed in 1995. The closing of the sale, consisting of 400,000 newly issued shares and 1,200,000 shares of certain selling stockholders was held on July 1, 1996 at which time the Company issued the new shares and received the net proceeds of $5,121,750. The proceeds of the newly issued shares were used to pay certain indebtedness of the Company.

     Unsecured lines of credit of $20 million which are subject to annual renewal, are available from banks. Amounts outstanding under these lines are payable upon demand by the banks. During 1996, the Company has borrowed various amounts from time to time up to $9.9 million. As of December 31, 1996 no balances were outstanding.

     The Company paid a cash dividend of $0.10 and $0.085 per share of Common Stock in June of 1996 and 1995, respectively.

     The Company expects cash flow from operations and availability under the Company's lines of credit to be sufficient to meet cash needs for working capital expenditures for at least the next two years.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

     Inflation has not had a material effect on the Company's operating results over the past three years.

     The Company enters into forward exchange contracts to minimize the impact of fluctuations in currency exchange rates on future cash flows emanating from sales denominated in foreign currencies. The Company does not purchase such contracts for trading purposes. During 1996, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's commitment under these contracts approximated $6.0 million as of December 31, 1996. At December 31, 1996, the exchange rates for such currencies covered by the contracts approximated the predetermined rate included therein. The Company routinely assesses the financial strength of the bank which is counterparty to the forward exchange contracts. As of December 31, 1996, management believes it had no significant exposure to credit risk relative to such contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements listed under Item 14.(a) 1. are included in Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There is nothing to report relating to this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in the Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders, except that the sections in said definitive proxy statement entitled "Board Compensation Committee Report on Executive Compensation" and the "Stock Performance Chart" shall not be deemed incorporated herein by reference to this 10-K Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is nothing to report relating to this Item.

                                      III-1

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14.(a) 1.  FINANCIAL STATEMENTS

           Independent Auditors' Report

           Balance Sheets as of December 31, 1996 and 1995

           Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

           Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

           Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

   (a) 2. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

           Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

14.(a) 3.  EXHIBITS

     The following are either (i) filed herewith as exhibits to this 10-K Report or (ii) have been filed as exhibits to filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are incorporated herein by reference as exhibits to this 10-K Report.

                                                                                        PAGE
                                                                                       -------
(3)(i)     Restated Articles of Organization as currently in effect (filed as
           Exhibit (3.1) to Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on October 5, 1995 and incorporated herein by reference).
(3)(ii)    By-laws of the Company and any amendments thereto, as currently in effect
           (filed as Exhibit 3(ii) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)
(10)(a)    Security and Trust Agreement among Town of Avon, acting by and through its Industrial Development Financing Authority, Kiddie Products, Inc.,
           and State Street Bank and Trust Company relating to issuance of industrial revenue bonds, dated as of October 1, 1982 (filed as Exhibit
           10 (c) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
(10)(b)    Bond Purchase Agreement among Town of Avon, acting by and through its
           Industrial Development Financing Authority, Kiddie Products, Inc., and
           State Street Bank and Trust Company, dated as of October 1, 1982 (filed as Exhibit 10 (d) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
(10)(c)    Loan Agreement between Town of Avon, acting by and through its Industrial
           Development Financing Authority, and Kiddie Products, Inc., dated as of
           October 1, 1982 (filed as Exhibit 10 (e) on Form 10-K for the year ended
           December 31, 1994 and incorporated herein by reference).
(10)(d)    Put Agreement between State Street Bank and Trust Company and Kiddie
           Products, Inc., dated as of October 1, 1982 (filed as Exhibit 10 (f) on
           Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
(10)(e)    Agreement with Disney Enterprises, Inc. dated March 28, 1994 (filed as
           Exhibit 10.11 on Form S-1 Registration Statement filed with the
           Commission on September 15, 1995 and incorporated herein by reference).
(10)(f)    Agreement with Disney Enterprises, Inc. dated December 3, 1996 (certain
           portions of which are subject to a confidential treatment request).          IV-17
(10)(g)    Agreement with the Children's Television Workshop dated July 1, 1996
           (certain portions of which are subject to a confidential treatment
           request).                                                                    IV-17
  Management Contracts and Compensatory Plans

(10)(h)    Kiddie Products, Inc. 1993 Equity Incentive Plan, as amended through
           January 19, 1995 (filed as Exhibit 10 (g) on Form 10-K for the year ended
           December 31, 1994 and incorporated herein by reference).

                                                                                        PAGE
                                                                                       -------
(10)(i)    Kiddie Products, Inc. 1993 Stock Option Plan for Non-employee Directors, as amended through January 19, 1995 (filed as Exhibit 10 (h) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
(10)(j)    Agreement between Kiddie Products, Inc. and Jerome M. Karp dated August
           8, 1994 (filed as Exhibit 10(c) to the Form 10-Q Report for the quarter ended June 30, 1994, and incorporated herein by reference).
(10)(k)    Employment Agrement between Kiddie Products, Inc. and Benjamin Peltz, dated March 23, 1995 (filed as Exhibit 10(j) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
(10)(l)    Employment Agreement between Kiddie Products, Inc. and Ronald J. Sidman, dated March 23, 1995 (filed as Exhibit 10(k) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
(10)(m)    The First Years Inc. 1995 Restated Annual Incentive Plan, effective as of
           July 1, 1995 (filed as Exhibit 10.10 on Form S-1 Registration Statement filed with the Commission on September 15, 1995 and incorporated herein by reference.).
                                   ------------------------
(11)       Statement re Computation of Per Share Earnings.                              IV-17
(23)       Consent of Deloitte & Touche LLP dated March 28, 1997.                       IV-17
(27)       Financial Data Schedule.                                                     IV-17

14.(b)  REPORT ON FORM 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    THE FIRST YEARS INC.
                                            ....................................
                                                        (Registrant)

                                            By:     /s/ RONALD J. SIDMAN
                                              ..................................

                                              RONALD J. SIDMAN, CHIEF EXECUTIVE
                                                            OFFICER,
                                                   CHAIRMAN OF THE BOARD OF
                                                    DIRECTORS, AND PRESIDENT
                                            Date:  March 13, 1997

                                            By:      /s/ BENJAMIN PELTZ
                                              ..................................

                                                 BENJAMIN PELTZ, SENIOR VICE
                                                    PRESIDENT AND TREASURER
                                              (CHIEF FINANCIAL OFFICER AND CHIEF
                                                      ACCOUNTING OFFICER)
                                            Date:  March 13, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 1997.

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------    ---------------
           /s/ RONALD J. SIDMAN             Chief Executive Officer            March 13, 1997
 ........................................   Chairman of the Board of
             RONALD J. SIDMAN               Directors and President

            /s/ JEROME M. KARP              Vice Chairman of the Board of      March 13, 1997
 ........................................   Directors
              JEROME M. KARP

            /s/ EVELYN SIDMAN               Director                           March 13, 1997
 ........................................
              EVELYN SIDMAN

            /s/ BENJAMIN PELTZ              Director                           March 13, 1997
 ........................................
              BENJAMIN PELTZ

          /s/ MERTON N. ALPERIN             Director                           March 13, 1997
 ........................................
            MERTON N. ALPERIN

             /s/ FRED T. PAGE               Director                           March 13, 1997
 ........................................
               FRED T. PAGE

                              THE FIRST YEARS INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                      PAGE
                                                                                    --------
Independent Auditors' Report......................................................  IV-5
Financial Statements:
     Balance Sheets as of December 31, 1996 and 1995..............................  IV-6
     Statements of Income for the Years Ended December 31, 1996, 1995, and 1994...  IV-7
     Statements of Stockholders' Equity for the Years Ended December 31, 1996,
      1995, and 1994..............................................................  IV-8
     Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and
      1994........................................................................  IV-9
     Notes to Financial Statements................................................  IV-10-15
Financial Statement Schedule II -- Valuation and Qualifying Accounts for the Years
  Ended December 31, 1996, 1995, and 1994.........................................  IV-16

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
  The First Years Inc.
Avon, Massachusetts

     We have audited the accompanying balance sheets of The First Years Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of The First Years Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 5, 1997

                              THE FIRST YEARS INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                       1996            1995
                                                                    -----------     -----------
                                            ASSETS
Current Assets:
     Cash and cash equivalents (Notes 1 and 8)....................  $ 4,164,587     $   552,568
     Accounts receivable (less allowance for doubtful accounts of
      $185,000 in 1996 and 1995) (Note 8).........................   15,929,465      14,191,630
     Inventories (Note 1).........................................   18,588,044      19,009,784
     Prepaid expenses and other assets............................      375,317         778,074
     Deferred tax asset (Notes 1 and 3)...........................      946,400         872,300
                                                                    -----------     -----------
          Total current assets....................................   40,003,813      35,404,356
                                                                    -----------     -----------
Property, Plant, and Equipment (Note 1):
     Land.........................................................      167,266         167,266
     Building.....................................................    4,016,405       3,737,861
     Machinery and molds..........................................    7,329,240       6,481,504
     Furniture and equipment......................................    3,092,356       3,183,379
                                                                    -----------     -----------
          Total...................................................   14,605,267      13,570,010
     Less accumulated depreciation................................    7,559,543       7,262,286
                                                                    -----------     -----------
          Property, plant, and equipment -- net...................    7,045,724       6,307,724
                                                                    -----------     -----------
          Total Assets............................................  $47,049,537     $41,712,080
                                                                    ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt (Note 2)...................  $   100,000     $   133,333
     Short-term borrowings (Note 2)...............................      --            6,200,000
     Accounts payable.............................................    6,969,115       6,624,948
     Accrued royalty expense (Note 6).............................      848,671         533,801
     Accrued payroll expenses.....................................    1,087,302       1,105,004
     Accrued selling expenses.....................................    1,406,009         604,434
                                                                    -----------     -----------
          Total current liabilities...............................   10,411,097      15,201,520
                                                                    -----------     -----------
Long-Term Debt -- Less portion due currently (Note 2).............      --              100,001
Deferred Tax Liability (Notes 1 and 3)............................      772,000         647,300
Commitments and Contingencies (Notes 5, 6 and 8)
Stockholders' Equity (Notes 4, 7 and 9):
     Common stock -- authorized, 15,000,000 shares; issued,
      4,948,980 and 4,515,142 as of December 31, 1996 and 1995....      494,898         451,514
     Paid-in-capital..............................................    5,271,875         --
     Retained earnings............................................   30,099,667      25,311,745
                                                                    -----------     -----------
          Total stockholders' equity..............................   35,866,440      25,763,259
                                                                    -----------     -----------
          Total Liabilities and Stockholders' Equity..............  $47,049,537     $41,712,080
                                                                    ===========     ===========

                       See notes to financial statements.

                              THE FIRST YEARS INC.

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Net Sales (Notes 1, 6 and 8)........................  $93,110,361     $75,757,322     $53,233,109
Cost of Products Sold (Note 1)......................   55,463,255      45,108,546      29,498,457
                                                      -----------     -----------     -----------
Gross Profit........................................   37,647,106      30,648,776      23,734,652
Selling, General, and Administrative Expenses (Notes
  1 and 7)..........................................   28,580,039      23,961,206      18,915,908
                                                      -----------     -----------     -----------
Operating Income....................................    9,067,067       6,687,570       4,818,744
Other Income (Expense):
     Interest expense...............................     (358,637)       (186,338)        (24,575)
     Interest income................................       27,349          16,718          66,605
     Offering expenses (Note 9).....................      --             (310,457)        --
                                                      -----------     -----------     -----------
Income Before Income Taxes..........................    8,735,779       6,207,493       4,860,774
Provision for Income Taxes (Notes 1 and 3)..........    3,494,300       2,483,000       1,871,400
                                                      -----------     -----------     -----------
Net Income..........................................  $ 5,241,479     $ 3,724,493     $ 2,989,374
                                                      ===========     ===========     ===========
Earnings Per Share (Note 1).........................        $1.06           $0.80           $0.66
                                                            =====           =====           =====

                       See notes to financial statements.

                              THE FIRST YEARS INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     COMMON STOCK
                                                ----------------------     PAID-IN       RETAINED
                                                 SHARES      PAR VALUE     CAPITAL       EARNINGS
                                                ---------    ---------    ----------    -----------
Balance, January 1, 1994....................... 2,248,260    $ 224,826    $   75,354    $19,419,540
     Stock issued under stock option plans
       (Note 7)................................     2,170          217        22,840        --
     Dividends paid............................    --           --            --           (382,204)
     Net income................................    --           --            --          2,989,374
                                                ---------     --------    ----------    -----------
Balance, December 31, 1994..................... 2,250,430      225,043        98,194     22,026,710
     Stock issued under stock option plans
       (Note 7)................................     7,141          714        70,957        --
     Dividends paid............................    --           --            --           (382,852)
     Stock split, two-for-one (Note 4)......... 2,257,571      225,757      (169,151)       (56,606)
     Net income................................    --           --            --          3,724,493
                                                ---------     --------    ----------    -----------
Balance, December 31, 1995..................... 4,515,142      451,514        --         25,311,745
     Stock issued under stock option plans
       (Note 7)................................    33,838        3,384       190,125        --
     Dividends paid............................    --           --            --           (453,557)
     Stock issued through public offering (Note
       9)......................................   400,000       40,000     5,081,750        --
     Net income................................    --           --            --          5,241,479
                                                ---------     --------    ----------    -----------
Balance, December 31, 1996..................... 4,948,980    $ 494,898    $5,271,875    $30,099,667
                                                =========     ========    ==========    ===========

                       See notes to financial statements.

                              THE FIRST YEARS INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Cash Flows from Operating Activities:
     Net income.....................................  $ 5,241,479     $ 3,724,493     $ 2,989,374
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
          Depreciation..............................    1,228,790         992,291         878,250
          Provision for doubtful accounts...........      152,582          86,227          23,673
          Loss on disposal of equipment.............       37,699          70,258          47,877
          Increase (decrease) arising from working
            capital items:
               Accounts receivable..................   (1,890,417)     (5,011,624)     (2,077,176)
               Inventories..........................      421,740      (8,595,949)     (2,184,385)
               Prepaid expenses and other assets....      402,757        (482,153)        (53,315)
               Accounts payable.....................      344,167       2,331,128       1,173,646
               Accrued royalty expense..............      314,870         533,801         --
               Accrued payroll expenses.............      (17,702)        322,114         730,508
               Accrued selling expenses.............      801,575         348,273        (142,477)
               Federal and state income taxes
                 payable............................      --             (218,500)         (9,200)
          Change in deferred income taxes...........       50,600        (185,300)        107,200
                                                      -----------     -----------     -----------
                    Net cash (used for) provided by
                      operating activities..........    7,088,140      (6,084,941)      1,483,975
                                                      -----------     -----------     -----------
Cash Flows from Investing Activities --
     Purchase of property, plant, and equipment.....   (2,004,489)     (1,447,018)     (1,374,721)
                                                      -----------     -----------     -----------
Cash Flows from Financing Activities:
     Repayment of industrial revenue bonds..........     (133,334)       (133,333)       (133,333)
     Net proceeds (repayment) from short-term
       borrowings...................................   (6,200,000)      6,200,000         --
     Dividends paid.................................     (453,557)       (382,852)       (382,204)
     Net proceeds from public offering..............    5,121,750         --              --
     Common stock issued under stock option plans...      193,509          71,671          23,057
                                                      -----------     -----------     -----------
                    Net cash provided by (used for)
                      financing activities..........   (1,471,632)      5,755,486        (492,480)
                                                      -----------     -----------     -----------
Increase (Decrease) in Cash and Cash Equivalents....    3,612,019      (1,776,473)       (383,226)
Cash and Cash Equivalents, Beginning of Year........      552,568       2,329,041       2,712,267
                                                      -----------     -----------     -----------
Cash and Cash Equivalents, End of Year..............  $ 4,164,587     $   552,568     $ 2,329,041
                                                      ===========     ===========     ===========
Supplemental Disclosures of Cash Flow Information --
     Cash paid during the year for:
          Interest..................................  $   358,637     $   186,338     $    24,575
                                                      ===========     ===========     ===========
          Income taxes..............................  $ 3,087,700     $ 3,269,100     $ 1,773,400
                                                      ===========     ===========     ===========

                       See notes to financial statements.

                              THE FIRST YEARS INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business -- The First Years Inc. (the "Company") is a developer, marketer, and distributor of certain basic accessory and related products for infants and toddlers. The Company was founded and incorporated in 1952. Since its inception, the Company has engaged in this single line of business, with one class of similar products. The following is a summary of the Company's significant accounting policies.

     Revenue Recognition -- Revenue is recognized when products are shipped.

     Cash Equivalents -- Highly liquid investments with a maturity of three months or less when purchased have been classified as cash equivalents in the accompanying financial statements. Such investments are carried at cost which approximates market value.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of finished goods, unpackaged components, and supplies.

     Property, Plant, and Equipment -- Property, plant, and equipment is stated at cost. Depreciation is provided based on the estimated useful lives of the various classes of assets (building, 15 to 40 years; machinery and molds, 5 to 10 years; furniture and equipment, 5 to 10 years) using the straight-line method.

     Income Taxes -- Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

     Employee Stock-Based Compensation -- The Company uses the intrinsic value-based method of Accounting Principles Board Opinion ("APB") No. 25 to account for employee stock-based compensation plans.

     Earnings Per Share -- Earnings per share are based on the weighted average number of shares outstanding during each year (retroactively adjusted to reflect the two-for-one stock split effected on December 29, 1995) and common equivalent shares, consisting of the effect of stock options outstanding, if dilutive (4,941,196, 4,663,491 and 4,497,244 shares in 1996, 1995, and 1994, respectively) (see Note 7). Earnings per share assuming full dilution have not been presented because the dilutive effect is immaterial.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Research and Development Costs -- Research and development costs are expensed as incurred. During 1996, 1995, and 1994, research and development costs approximated $2,209,000, $1,834,000, and $1,466,000, respectively.

     Foreign Currency Translation -- The Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities of the Company's foreign operations are translated from the respective local currency to the U.S. dollar using year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year. Accordingly, translation adjustments and transaction gains and losses are recognized as income in the year of occurrence and are recorded as a component of cost of sales.

     Foreign Exchange Contracts -- The Company enters into forward exchange contracts to minimize the impact of fluctuations in currency exchange rates on future cash flows emanating from sales denominated in foreign currencies. The Company does not purchase such contracts for trading purposes. Gains and losses related to foreign exchange contracts which qualify as accounting hedges of firm commitments are deferred and recognized in income when the hedged transaction occurs. Gains and losses related to foreign exchange

                              THE FIRST YEARS INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

contracts which do not qualify for hedge accounting are marked to market currently and recognized as a foreign currency transaction gain or loss.

     Fair Value of Financial Instruments -- The fair value of the Company's assets and liabilities which constitute financial instruments as defined in Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their recorded value.

     Reclassifications -- Certain reclassifications were made to prior year amounts in order to conform with the current year presentation.

2.  DEBT

     Long-term debt consists of unsecured industrial revenue bonds ("IRB"), with interest payable quarterly at 65% of the prime rate (5.4% at December 31, 1996 and 5.5% at December 31, 1995) and principal payable in equal quarterly installments of $33,333 through September 30, 1997.

     Under the terms of the IRB agreement, the Company must comply with certain covenants, none of which impose a significant limitation on the Company.

     The Company has available unsecured lines of credit totaling $20,000,000 with two banks. Both lines are subject to annual renewal and require no compensating balances. One line bears interest at the prime rate or the LIBOR rate plus 1.75% and the other line at the prime rate less 0.25% or the LIBOR rate plus 1.75%. During 1996 and 1995, the Company borrowed various amounts up to $9,900,000 and $6,500,000, respectively, under the lines. As of December 31, 1996 and 1995 a balance of $0 and $6,200,000 remained outstanding. The average interest rate on debt outstanding at December 31, 1995 was 7.9%. No other short-term borrowings were incurred by the Company during 1996 or 1995.

3.  INCOME TAXES

     Components of the Company's net deferred tax asset at December 31 are as follows:

                                                                    1996         1995
                                                                  --------     --------
        Deferred tax assets:
             Reserves not currently deductible..................  $119,000     $ 79,000
             Capitalized packaging costs not currently
               deductible.......................................   486,600      442,000
             Capitalized inventory costs not currently
               deductible.......................................   301,000      261,100
             Other..............................................    39,800       90,200
                                                                  --------     --------
                                                                   946,400      872,300
                                                                  --------     --------
        Deferred tax liabilities:
             Excess tax depreciation over financial reporting
               depreciation.....................................   767,500      642,800
             Other..............................................     4,500        4,500
                                                                  --------     --------
                                                                   772,000      647,300
                                                                  --------     --------
        Net deferred tax asset..................................  $174,400     $225,000
                                                                  ========     ========

     There was no valuation allowance for the years ended December 31, 1996 and 1995.

                              THE FIRST YEARS INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for income taxes consists of the following:

                                                     1996           1995           1994
                                                  ----------     ----------     ----------
        Federal:
             Current............................  $2,649,600     $2,104,000     $1,432,700
             Deferred...........................      50,600       (185,300)       107,200
                                                  ----------     ----------     ----------
                  Total federal.................   2,700,200      1,918,700      1,539,900
        State...................................     794,100        564,300        331,500
                                                  ----------     ----------     ----------
        Provision for income taxes..............  $3,494,300     $2,483,000     $1,871,400
                                                  ==========     ==========     ==========

     A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                                                   1996     1995     1994
                                                                   ----     ----     ----
        Statutory rate...........................................  34.0%    34.0%    34.0%
        State income taxes, net of federal income tax benefit....   6.0      6.0      4.5
                                                                   ----     ----     ----
        Effective tax rate.......................................  40.0%    40.0%    38.5%
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

5.  COMMITMENTS AND CONTINGENCIES

     Foreign Exchange Contracts -- During 1996 and 1995, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts approximated $6,000,000 and $4,500,000 as of December 31, 1996 and 1995, respectively. At
December 31, 1996 and 1995, the exchange rates for such currencies covered by the contracts approximated the predetermined rates included therein.

     Other Commitments -- At December 31, 1996 and 1995, letters of credit outstanding aggregated approximately $644,000 and $1,925,000, respectively.

     During 1994, the Company entered into an employment agreement with an executive officer which provides for an annual salary of $100,000 through August 1999. On March 23, 1995, the Company entered into employment agreements with two key senior executive officers which provide for aggregate annual base salaries through March 2000 of $391,000, subject to any increases or decreases established from time to time at the discretion of the Compensation Committee of the Board and, in the event of termination, provide for noncompetition payments for two years equal to their annual base salaries.

     Contingencies -- The Company is involved in legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of these proceedings will not have a material adverse impact on the Company's financial condition or operating results.

6.  ROYALTIES

     During 1996 and 1995, the Company entered into various agreements which provide for the payment of royalties on sales of certain character and patent licensed products. The agreements have terms ranging from one to fifteen years and require minimum royalty payments of $4,715,000 and $729,000 for agreements signed during 1996 and

                              THE FIRST YEARS INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1995, respectively. Future outstanding minimum royalty commitments under these agreements amounted to $4,692,000 and $92,800 at December 31, 1996 and 1995, respectively.

7.  BENEFIT PLANS

     Defined Contribution Plans -- The Company has a defined contribution trusteed benefit plan covering eligible employees, requiring annual contributions based upon certain percentages of salaries of employees. The Company's policy is to fund pension expense as accrued. Pension expense aggregated $472,000, $217,000, and $246,000 in 1996, 1995, and 1994,
respectively. The Company sponsors a 401(k) defined contribution plan covering substantially all Company employees pursuant to which the Company is obligated to match, up to specified amounts, employee contributions. Company contributions to this plan were not material for the periods presented.

     Stock Option Plans -- In May 1993, the Company's stockholders approved the adoption of The First Years Inc. 1993 Equity Incentive Plan and The First Years Inc. 1993 Stock Option Plan for Non-employee Directors (the "plans") which cover employees and directors of the Company. The Board has reserved 670,000 shares for issuance under the plans and 20,000 shares for another stock option plan (all share amounts adjusted to reflect the two-for-one stock split effected on December 29, 1995). The exercise price for the options granted may not be less than the fair market value of the optioned stock at the date of grant, 110% of fair market value in the case of options granted to a 10% stockholder.

     Options granted must be exercised within the period prescribed by the Committee; the options vest in accordance with the vesting provisions prescribed at the time of grant.

     A summary of activity (all years adjusted to reflect the two-for-one stock split effected on December 29, 1995) of stock options granted under the plans is as follows:

                                                       WEIGHTED                        NUMBER OF
                                                       AVERAGE          NUMBER OF       OPTIONS
                                                    EXERCISE PRICE       OPTIONS       AVAILABLE
                                                      PER SHARE        OUTSTANDING     FOR GRANT
                                                    --------------     -----------     ---------
        January 1, 1994...........................      $ 5.46           204,000         236,000
             Authorized...........................                        --              20,000
             Granted..............................        4.65           126,300        (126,300)
             Canceled.............................        4.97           (20,828)         20,828
             Exercised............................        5.13            (4,340)         --
                                                                         -------        --------
        December 31, 1994.........................        5.16           305,132         150,528
             Authorized...........................                        --             230,000
             Granted..............................        9.14           128,920        (128,920)
             Canceled.............................        5.61            (8,192)          8,192
             Exercised............................        5.02           (14,282)         --
                                                                         -------        --------
        December 31, 1995.........................        6.40           411,578         259,800
             Granted..............................       12.46            68,605         (68,605)
             Canceled.............................        8.19            (8,557)          8,557
             Exercised............................        5.71           (33,838)         --
                                                                         -------        --------
        December 31, 1996.........................      $ 7.37           437,788         199,752
                                                                         =======        ========

             Exercisable at December 31, 1994.....      $ 5.46            66,384
             Exercisable at December 31, 1995.....      $ 5.25           166,999
             Exercisable at December 31, 1996.....      $ 6.01           278,935

     The grant date fair value for options granted in 1996 and 1995 was $4.19 and $3.46, respectively.

                              THE FIRST YEARS INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth information regarding stock options outstanding at December 31, 1996 under the Stock Option Plans as described above:

NUMBER
  OF                                                                                      AVERAGE
OPTIONS                                     WEIGHTED     WEIGHTED         NUMBER         EXERCISE
OUTSTANDING                RANGE OF         AVERAGE       AVERAGE       CURRENTLY        PRICE FOR
  AT                       EXERCISE         EXERCISE     REMAINING     EXERCISABLE        OPTIONS
12/31/96                    PRICES           PRICE         LIFE        AT 12/31/96      EXERCISABLE
-------                 ---------------     --------     ---------     ------------     -----------
253,673 ..............  $ 4.56 - $ 6.84      $ 5.15         1.42          226,361          $5.31
117,175 ..............    6.85 -  10.26        9.14         3.08           52,574           9.34
 60,940 ..............   10.27 -  15.39       12.01         4.01           --              --
  6,000 ..............   15.40 -  17.13       17.13         4.42           --              --
-------                 ---------------     -------        -----             ----          -----
437,788 ..............  $ 4.56 - $17.13      $ 7.37         2.16          278,935          $6.01
=======                 ===============     =======        =====             ====          =====

PRO FORMA DISCLOSURES

     As described in Note 1, the Company applies the intrinsic value method of APB No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been as follows:

                                                               1996           1995
                                                            ----------     ----------
          Net income......................................  $5,038,337     $3,625,525
          Earnings per share..............................  $     1.02     $     0.78

     For purposes of the pro forma disclosures, the fair value of the options granted under the Company's stock option plans during 1996 and 1995 was estimated on the date of grant using the Binomial option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                  1996          1995
                                                                ---------     ---------
          Risk free interest rate.............................      6.08%         7.01%
          Expected life of option grants......................  4.5 years     4.5 years
          Expected volatility of underlying stock.............     32.87%        36.86%
          Expected dividend payment rate......................      0.85%         0.85%

     The pro forma disclosures only include the effects of options granted in 1996 and 1995.

8.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and forward exchange contracts (see Note 5). The Company's cash equivalents consist of money market funds placed with major banks and financial institutions. The Company's trade receivables principally include amounts due from retailers who are geographically dispersed. The Company's three largest customers accounted for 55% and 68% of the trade receivables outstanding at December 31, 1996 and 1995, respectively. The Company routinely assesses the financial strength of its customers and purchases credit insurance to limit its potential exposure to trade receivable credit risks. The Company routinely assesses the financial strength of the bank which is the counterparty to the forward exchange contracts. As of December 31, 1996, management believes it had no significant exposure to credit risks.

     Major Customers and Export Sales -- The Company derived 10% or more of its sales from its largest customer. Such amounts aggregated $25,722,000, $21,966,000, and $14,256,000 in 1996, 1995, and 1994, respectively. The
Company's second largest customer accounted for sales of $18,257,000, $16,500,000, and

                              THE FIRST YEARS INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

$12,118,000 in 1996, 1995, and 1994, respectively. The Company's third largest customer accounted for sales of $9,908,000 in 1996. No other customer accounted for 10% or more of the Company's sales. Export sales, primarily to Europe, Canada, South America and the Pacific Rim, were approximately $11,564,000 and $7,745,000 in 1996 and 1995, respectively.

     Reliance on Foreign Manufacturers -- The Company does not own or operate its own manufacturing facilities. In 1996 and 1995, the Company derived approximately 55% and 46%, respectively, of its net sales from products manufactured by others in the Far East, mainly in the Peoples Republic of China. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely, depending on the particular product.

9.  OFFERING OF COMMON STOCK

     During 1995, the Company initiated a public offering of shares of its common stock to increase its working capital and improve liquidity of its common stock. Due to uncertain market conditions affecting the retail sector and the price of its stock, the Company decided to postpone the public offering. As a result, the Company wrote off offering expenses amounting to $310,000 in December 1995.

     During 1996, the Company proceeded with the postponed offering of shares and entered into an agreement with a group of underwriters to sell 1.6 million shares of common stock ("the shares"), consisting of 400,000 newly issued shares and 1,200,000 shares of certain selling stockholders. The closing of the sale was held on July 1, 1996 at which time the Company issued 400,000 new shares and received the net proceeds of $5,121,750.


                        *     *     *     *     *     *

                                                                     SCHEDULE II

                              THE FIRST YEARS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              ADDITIONS
                                               BALANCE,        CHARGED
                                               BEGINNING     TO COSTS AND                       BALANCE
                 DESCRIPTION                    OF YEAR        EXPENSES       DEDUCTIONS(1)   END OF YEAR
---------------------------------------------  ---------     ------------     -------------   -----------
Valuations Accounts Deducted from Assets to
  which they Apply --
     Allowance for doubtful accounts:
          1996...............................   $185,000       $152,582          $152,582       $185,000
                                                ========       ========          ========       ========
          1995...............................   $185,000       $ 86,227          $ 86,227       $185,000
                                                ========       ========          ========       ========
          1994...............................   $185,000       $ 23,673          $ 23,673       $185,000
                                                ========       ========          ========       ========

---------------

(1) Net accounts written off.

                              THE FIRST YEARS INC.

                                 EXHIBIT INDEX

EXHIBIT                                         DESCRIPTION
-------     -----------------------------------------------------------------------------------
   10(f)    Agreement with Disney Enterprises, Inc. dated December 3, 1996 (certain portions of which are subject to a confidential treatment request).
   10(g)    Agreement with Children's Television Workshop dated July 1, 1996 (certain portions of which are subject to a confidential treatment request).
   11       Statement re Computation of Per Share Earnings
   23       Consent of Deloitte & Touche LLP dated March 28, 1997.
   27       Financial Data Schedule