Form 10-Q
period 1997-03-31
FIRST YEARS INC
filed 1997-05-14
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended            March 31, 1997
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

The number of shares of Registrant's common stock outstanding on April 30, 1997 was 4,962,754.

                              THE FIRST YEARS INC.



                        INDEX



PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets                        Page  1

Condensed Statements of Income                        2

Condensed Statements of Cash Flows                    3

Notes to Condensed Financial Statements               4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                 5 - 6

PART II - OTHER INFORMATION

Other information                                     7

SIGNATURES                                            7

EXHIBIT INDEX                                         8

                              THE FIRST YEARS INC.
                            Condensed Balance Sheets

                                     ASSETS

                                                           March 31,        December 31,
                                                             1997              1996
                                                          -----------       -----------
                                                          (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                $ 1,578,609       $ 4,164,587
 Accounts receivable, net                                  20,650,817        15,929,465
 Inventories                                               20,279,200        18,588,044
 Prepaid expenses and other assets                            565,952           375,317
 Deferred tax assets                                          946,400           946,400
                                                          -----------       -----------
       Total current assets                                44,020,978        40,003,813
                                                          -----------       -----------

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                                         167,266           167,266
 Building                                                   4,016,405         4,016,405
 Machinery and molds                                        7,595,424         7,329,240
 Furniture and equipment                                    3,220,413         3,092,356
                                                          -----------       -----------
       Total                                               14,999,508        14,605,267
 Less accumulated depreciation                              7,925,826         7,559,543
                                                          -----------       -----------
   Property, plant, and equipment-net                       7,073,682         7,045,724
                                                          -----------       -----------
TOTAL ASSETS                                              $51,094,660       $47,049,537
                                                          ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                        $    66,667       $   100,000
 Short-term borrowings                                      1,700,000                 0
 Accounts payable and accrued expenses                      8,656,863         9,462,426
 Accrued royalties                                          1,403,696           848,671
 Federal and state income taxes payable                       872,300                 0
                                                          -----------       -----------
       Total current liabilities                           12,699,526        10,411,097
                                                          -----------       -----------

DEFERRED TAX LIABILITY                                        772,000           772,000
                                                          -----------       -----------

STOCKHOLDERS' EQUITY:
 Common stock                                                 496,275           494,898
 Paid-In capital                                            5,360,690         5,271,875
 Retained earnings                                         31,766,169        30,099,667
                                                          -----------       -----------
       Total stockholders' equity                          37,623,134        35,866,440
                                                          -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $51,094,660       $47,049,537
                                                          ===========       ===========


            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                     Condensed Statements of Income for the
                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                     1997           1996
                                                 -----------     -----------
NET SALES                                        $27,822,044     $23,009,281

COST OF PRODUCTS SOLD                             16,644,939      13,947,171
                                                 -----------     -----------

GROSS PROFIT                                      11,177,105       9,062,110

SELLING, GENERAL, AND ADMINISTRATIVE
     EXPENSES                                      8,404,199       6,925,847
                                                 -----------     -----------

OPERATING INCOME                                   2,772,906       2,136,263

OTHER INCOME (EXPENSES):
  Interest Expense                                   (10,306)       (165,373)
  Interest Income                                     14,902           1,183
                                                 -----------     -----------

INCOME BEFORE INCOME TAXES                         2,777,502       1,972,073

PROVISION FOR INCOME TAXES                         1,111,000         785,500
                                                 -----------     -----------

NET INCOME                                       $ 1,666,502      $1,186,573
                                                 ===========     ===========

EARNINGS PER SHARE                                     $0.32           $0.25
                                                       =====           =====

AVERAGE NUMBER OF SHARES OUTSTANDING               5,136,011       4,689,426
                                                 ===========     ===========



           See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                   Condensed Statements of Cash Flows for the
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)





                                                   1997              1996
                                                ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $1,666,502          $1,186,573
  Adjustments to reconcile net income to net
   cash provided by (used for) operations:
   Depreciation                                   366,283             292,127
   Provision for doubtful accounts                126,261              53,746
Increase (decrease) arising from working
   capital items:
   Accounts receivable                         (4,847,613)         (2,105,324)
   Inventories                                 (1,691,155)           (628,116)
   Prepaid expenses and other assets             (190,635)            348,926
   Accounts payable and accrued expenses         (805,563)         (1,709,092)
   Accrued royalties                              555,025             196,447
   Federal and state income taxes - net           872,300             283,600
                                               -----------         ----------
   Net cash used for operating activities      (3,948,595)         (2,081,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant,
     and equipment                               (394,241)           (692,177)
                                               ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued under stock
     option plans                                  90,191              13,362
   Net proceeds from short term borrowings      1,700,000           2,300,000
   Repayment of industrial revenue bonds          (33,333)            (33,334)
                                               ----------          ----------
     Net cash provided by
       financing activities                     1,756,858           2,280,028
                                               ----------          ----------

DECREASE IN CASH AND CASH EQUIVALENTS          (2,585,978)           (493,262)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                     4,164,587             552,568
                                               ----------          ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $1,578,609          $   59,306
                                               ==========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

      Cash paid for:
         Interest                              $   10,306          $  165,373
                                               ==========          ==========

         Income taxes                          $  212,370          $  119,600
                                               ==========          ==========


            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1996 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the periods ended March 31, 1997 and 1996.

2. The Company has 15,000,000 authorized shares of $.10 par value common stock with 4,962,754 and 4,948,980 shares issued and outstanding as of March 31, 1997 and December 31, 1996, respectively.

         On May 8, 1997 the Board of Directors authorized a $0.10 per share annual cash dividend payable on June 2, 1997 to holders of record at the close of business on May 21, 1997.

3. Earnings per share of common stock are computed on the basis of the average number of shares and common share equivalents outstanding during each quarter. Fully diluted and primary earnings per share were the same for the three months ended March 31, 1997 and 1996.

         In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which will become effective for the Company effective December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Had the Company used SFAS No. 128, the Company's basic and diluted earnings per share would have been $0.34 and $0.32, respectively for the three months ended March 31, 1997 and $0.26 and $0.25, respectively for the three months ended March 31, 1996.

4. The results of operations for the three month period ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

5. During 1997, the Company borrowed various amounts up to $2,200,000 under unsecured lines of credit totaling $20,000,000 available from banks. As of March 31, 1997 a balance of $1,700,000 remained outstanding which bears interest at a weighted average rate of 7.94%. During 1996, the Company borrowed various amounts up to $9,900,000 of which $8,500,000 remained outstanding as of March 31, 1996 at a weighted average interest rate of 7.55%. No other short-term borrowings were incurred by the Company during the first three months of 1997 or 1996.

         Management's Discussion and Analysis of Financial Condition and

                             Results of Operations


Statements in this Report on Form 10-Q that are not strictly historical are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. The actual results may differ from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment in the development and introduction of new products, described more fully in the Company's Annual Report on From 10-K for the year ended December 31, 1996, and the Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission.

Net sales for the first three months of 1997 were $27.8 million, an increase of $4.8 million or 20.9%, as compared to $23.0 million for the comparable period last year. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets.

Cost of products sold for the first three months of 1997 was $16.6 million, an increase of $2.7 million or 19.3%, as compared to $13.9 million for the comparable period last year. As a percentage of sales, cost of products sold in the first three months of 1997 decreased to 59.8% from 60.6% in the comparable period of 1996. The decrease was primarily due to decreased cost of products resulting from manufacturing efficiencies.

Selling, general, and administrative expenses for the first three months of 1997 were $8.4 million, an increase of $1.5 million or 21.4%, as compared to $6.9 million over such expenses for the first three months of 1996. The increase resulted primarily from costs related to increased sales volume, payroll and payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the first three months of 1997 and 1996 remained consistent at 30.2% and 30.1%, respectively.

Income tax expense as a percentage of pretax income was 40% for the first three months of 1997 and 1996.

Net working capital increased by $1.7 million in the first three months primarily due to profitable operations. Accounts receivable increased by $4.7 million primarily as a result of increased sales and inventories increased by $1.7 to meet continued demand for the Company's products. Cash decreased by $2.6 million primarily resulting from increases in accounts receivable and inventories which were partially offset by increases in short-term borrowings and by funds generated from operations.

         Management's Discussion and Analysis of Financial Condition and

                          Results of Operations (Con't)

Unsecured bank lines of credit aggregating $20.0 million are subject to annual renewal. Amounts outstanding under these lines are payable upon demand by the banks. During the first three months of 1997, the Company borrowed various amounts up to $2.2 million of which $1.7 million remained outstanding as of March 31, 1997. During the first three months of 1996, the Company borrowed various amounts up to $9.9 million of which $8.5 million remained outstanding as of March 31, 1996. The Company did not incur any other short-term borrowings during the first three months of 1997 and 1996.

Recent Accounting Pronouncements

In February 1997 the Financial Accounting Standards Board issued
SFAS No. 128, "Earnings per Share" which will become effective for the Company effective December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Had the Company used SFAS No. 128, the Company's basic and diluted earnings per share would have been $0.34 and $0.32, respectively for the three months ended March 31, 1997 and $0.26 and $0.25, respectively for the three months ended March 31, 1996.

                           PART II - OTHER INFORMATION

Items 1 through 5 - Not Applicable

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits - The following exhibits are filed as
                    part of this Report:

         Exhibit        Description
         -------        -----------


            11        Statement re Computation of
                       Per Share Earnings

            27        Financial Data Schedule


     (b) No reports on Form 8-K have been filed during the past quarter covered by this report.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE FIRST YEARS INC.
                                 --------------------
                                 Registrant



Date  5/14/97                        /s/ Benjamin Peltz
    ------------------        --------------------------------
                              Benjamin Peltz, Senior Vice
                              President and Treasurer,
                              Duly Authorized Officer and
                              Principal Financial Officer

                                  EXHIBIT INDEX



   Exhibit   Description                            Page
   -------   -----------                            ----

     11      Statement re Computation of
              Per Share Earnings                     9


     27      Financial Data Schedule                 10