Form 10-Q
period 1997-06-30
FIRST YEARS INC
filed 1997-08-13
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                      For The Quarter Ended June 30, 1997
                      -----------------------------------


                         Commission file number 0-7024
                         -----------------------------


                              THE FIRST YEARS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                              04-2149581
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                One Kiddie Drive, Avon, Massachusetts 02322-1171
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (508) 588-1220
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of shares of Registrant's common stock outstanding on July 31, 1997 was 4,974,550.

                              THE FIRST YEARS INC.



                                      INDEX
                                      -----


                                                           PAGE
                                                           ----

PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets                                    1

Condensed Statements of Income                              2

Condensed Statements of Cash Flows                          3

Notes to Condensed Financial Statements                   4 - 5

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                     6 - 7

PART II - OTHER INFORMATION

Other information                                         8 - 9

SIGNATURES                                                  9

EXHIBIT INDEX                                              10

                              THE FIRST YEARS INC.
                            Condensed Balance Sheets


                                     ASSETS
                                                   June 30,     December 31,
                                                     1997          1996
                                                     ----          ----
                                                  (Unaudited)


CURRENT ASSETS:
 Cash and cash equivalents                      $ 2,465,148     $ 4,164,587
 Accounts receivable, net                        22,291,420      15,929,465
 Inventories                                     18,805,100      18,588,044
 Prepaid expenses and other assets                  456,209         375,317
 Deferred tax assets                                946,400         946,400
                                                -----------     -----------
       Total current assets                      44,964,277      40,003,813
                                                -----------     -----------

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                               167,266         167,266
 Building                                         4,016,405       4,016,405
 Machinery and molds                              7,888,224       7,329,240
 Furniture and equipment                          3,653,914       3,092,356
                                                -----------     -----------
       Total                                     15,725,809      14,605,267
 Less accumulated depreciation                    8,313,192       7,559,543
                                                -----------     -----------
   Property, plant, and equipment-net             7,412,617       7,045,724
                                                -----------     -----------

TOTAL ASSETS                                    $52,376,894     $47,049,537
                                                ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt              $    33,334     $   100,000
 Short-term borrowings                              200,000               0
 Accounts payable and accrued expenses           10,337,117       9,462,426
 Accrued royalties                                1,715,250         848,671
 Federal and state income taxes payable               9,200               0
                                                -----------     -----------
       Total current liabilities                 12,294,901      10,411,097
                                                -----------     -----------


DEFERRED TAX LIABILITY                              772,000         772,000
                                                -----------     -----------


STOCKHOLDERS' EQUITY:
 Common stock                                       497,455         494,898
 Paid-In capital                                  5,533,553       5,271,875
 Retained earnings                               33,278,985      30,099,667
                                                -----------     -----------
       Total stockholders' equity                39,309,993      35,866,440
                                                -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY       $52,376,894     $47,049,537
                                                ===========     ===========


            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                         Condensed Statements of Income
                                   (Unaudited)

                                           Three Months Ended                        Six Months Ended
                                                June 30,                                 June 30,
                                                --------                                 --------
                                         1997               1996                 1997               1996
                                         ----               ----                 ----               ----

NET SALES                             $32,697,252        $23,349,264          $60,519,296         $46,358,545

COST OF PRODUCTS SOLD                  19,353,753         14,012,342           35,998,692          27,959,513
                                      -----------        -----------          -----------         -----------

GROSS PROFIT                           13,343,499          9,336,922           24,520,604          18,399,032


SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES                9,882,207          6,922,684           18,286,407          13,848,531
                                      -----------        -----------          -----------         -----------

OPERATING INCOME                        3,461,292          2,414,238            6,234,197           4,550,501

OTHER INCOME (EXPENSES):
  Interest expense                        (15,393)          (131,836)             (25,699)           (297,209)
  Interest income                           7,164              1,692               22,066               2,875
                                      -----------        -----------          -----------         -----------

INCOME BEFORE INCOME TAXES              3,453,063          2,284,094            6,230,564           4,256,167

PROVISION FOR INCOME TAXES              1,443,500            917,000            2,554,500           1,702,500
                                      -----------        -----------          -----------         -----------

NET INCOME                            $ 2,009,563        $ 1,367,094          $ 3,676,064         $ 2,553,667
                                      ===========        ===========          ===========         ===========

EARNINGS PER SHARE                    $      0.39        $      0.29          $      0.71         $      0.54
                                      ===========        ===========          ===========         ===========

AVERAGE NUMBER OF SHARES
  OUTSTANDING                           5,216,674          4,762,330            5,176,361           4,725,891
                                      ===========        ===========          ===========         ===========


CASH DIVIDENDS PAID PER SHARE         $      0.10        $      0.10          $      0.10         $      0.10
                                      ===========        ===========          ===========         ===========



            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                   Condensed Statements of Cash Flows for the
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                           1997                  1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $3,676,064            $2,553,667
 Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                           753,649               602,136
    Provision for doubtful accounts                        169,564                70,674
    Gain on disposal of equipment                                                  6,359
Increase (decrease) arising from working
    capital items:
    Accounts receivable                                 (6,531,519)           (3,243,188)
    Inventories                                           (217,056)           (1,444,016)
    Prepaid expenses and other assets                      (80,892)              449,712
    Accounts payable and accrued expenses                  874,691               242,909
    Accrued royalties                                      866,579               216,109
    Federal and state income taxes - net                     9,200               227,800
                                                        ----------            ----------

     Net cash used for operating activities               (479,720)             (317,838)
                                                        ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant,
      and equipment                                     (1,120,542)             (994,377)
                                                        ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash Dividend                                          (496,746)             (453,557)
   Common stock issued under stock
     option plans                                          164,235               121,053
   Tax benefit of stock option compensation                100,000                     0
   Net proceeds from short-term borrowings                 200,000             1,800,000
   Repayment of industrial revenue bonds                   (66,666)              (66,667)
                                                        ----------            ----------
     Net cash provided by
       financing activities                                (99,177)            1,400,829
                                                        ----------            ----------

DECREASE IN CASH AND CASH EQUIVALENTS                   (1,699,439)               88,614

CASH AND CASH EQUIVALENTS, BEGINNING  OF PERIOD          4,164,587               552,568
                                                        ----------            ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $2,465,148            $  641,182
                                                        ==========            ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for:
         Interest                                       $   25,699            $  297,209
                                                        ==========            ==========
         Income taxes                                   $2,518,970            $1,092,400
                                                        ==========            ==========


            See accompanying notes to condensed financial statements.

                              THE FIRST YEARS INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1996 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 1997, and the results of operations and cash flows for the periods ended June 30, 1997 and 1996.


2. The Company has 15,000,000 authorized shares of $.10 par value common stock with 4,974,550 and 4,948,980 shares issued and outstanding as of June 30, 1997 and December 31, 1996, respectively.

    On May 8, 1997 the Board of Directors authorized a $0.10 per share annual cash dividend which was paid on June 2, 1997 to holders of record at the close of business on May 21, 1997.


3. Earnings per share of common stock are computed on the basis of the average number of shares and common share equivalents outstanding during each quarter. Fully diluted and primary earnings per share were the same for the six months ended June 30, 1997 and 1996.

    In February 1997 the Financial Accounting Standards Board issued SFAS
    No. 128, "Earnings per Share" which will become effective for the Company effective December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Had the Company used SFAS
    No. 128, the Company's basic and diluted earnings per share would have been $0.74 and $0.71, respectively for the six months ended June 30, 1997 and $0.56 and $0.54, respectively for the six months ended June 30, 1966.


4. The results of operations for the six month period ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

5. During 1997, the Company borrowed various amounts up to $2,500,000 under unsecured lines of credit totaling $20,000,000 available from banks. As of June 30, 1997 a balance of $200,000 remained outstanding which bears interest at a weighted average rate of 7.38%. During 1996, the Company borrowed various amounts up to $9,900,000 of which $8,000,000 remained outstanding as of June 30, 1996 at a weighted average interest rate of 7.42%. No other short-term borrowings were incurred by the Company during the first six months of 1997 or 1996.

                              THE FIRST YEARS INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS (Con't)


6. In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which will become effective for the Company effective December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any, that SFAS No. 130 will have on its financial statements.


    In June 1997 the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which will become effective for the Company effective December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting Segments of a Business Enterprise" but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. The Company has not determined the effects, if any, that SFAS No. 131 will have on its financial statements.

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


Net sales for the first six months of 1997 were $60.5 million, an increase of $14.2 million or 30.5%, as compared to $46.4 million for the comparable period last year. The increase was due to new product introductions, including the Sesame Street brand licensed from the Children's Television Workshop, and expanded retail distribution in domestic and foreign markets.


Cost of products sold for the first six months of 1997 was $36.0 million, an increase of $8.0 million or 28.8%, as compared to $28.0 million for the comparable period last year. As a percentage of sales, cost of products sold in the first six months of 1997 decreased to 59.5% from 60.3% in the comparable period of 1996. The decrease was primarily due to decreased cost of products resulting from manufacturing efficiencies and increased sales of higher margin products.


Selling, general, and administrative expenses for the first six months of 1997 were $18.3 million, an increase of $4.4 million or 32.0%, as compared to $13.8 million over such expenses for the first six months of 1996. The increase resulted primarily from costs related to increased sales volume, payroll and payroll related costs, and Integrated Marketing Communication program expenses. As a percentage of net sales, selling, general, and administrative expenses for the first six months of 1997 and 1996 remained consistent at 30.2% and 29.9%, respectively.


Income tax expense as a percentage of pretax income was 41% and 40% for the first six months of 1997 and 1996, respectively.


Net working capital increased by $3.1 million in the first six months primarily due to profitable operations. Accounts receivable increased by $6.4 million primarily as a result of increased sales. Cash decreased by $1.7 million primarily resulting from increases in accounts receivable and was partially offset by funds generated from operations.

                              THE FIRST YEARS INC.

         Management's Discussion and Analysis of Financial Condition and
                          Results of Operations (Con't)



Unsecured bank lines of credit aggregating $20.0 million are subject to annual renewal. Amounts outstanding under these lines are payable upon demand by the banks. During the first six months of 1997, the Company borrowed various amounts up to $2.5 million of which $200,000 remained outstanding as of June 30, 1997. During the first six months of 1996, the Company borrowed various amounts up to $9.9 million of which $8.0 million remained outstanding as of June 30, 1996. The Company did not incur any other short-term borrowings during the first six months of 1997 and 1996.


Recent Accounting Pronouncements

In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which will become effective for the Company effective December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any, that SFAS No. 130 will have on its financial statements.

In June 1997 the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which will become effective for the Company effective December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. The Company has not determined the effects, if any, that SFAS No. 131 will have on its financial statements.

                              THE FIRST YEARS INC.

                           PART II - OTHER INFORMATION


Items 1 through 3 - Not Applicable

Item 4: Submission of Matters to a Vote of Security holders.

        (a) An Annual Meeting of the Stockholders of The First Years Inc. was held on May 15, 1997.

        (c) The following matters were voted upon at such Annual Meeting and the following votes were cast as to each such matter:

         i. Election of Class II Directors:

                                         Number of Shares
                                         ----------------
                                                   Withheld
                                        For        Authority
                                        ---        ---------

            Evelyn Sidman             3,911,503      38,461
            Merton N. Alperin         3,912,503      37,461


        ii. Proposal to ratify the selection of Deloitte & Touche LLP as auditors for the Company for the fiscal year 1997.

                                        Number of Shares
                                        ----------------
            For                             3,946,862
            Against                             1,800
            Abstentions                         1,302



Item 5: Not Applicable

                              THE FIRST YEARS INC.


                       PART II - OTHER INFORMATION (con't)



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


                              THE FIRST YEARS INC.
                              -----------------------------
                              Registrant



Date 8/8/97                   John R. Beals
     ------                   -----------------------------
                              John R. Beals, Vice President
                              and Assistant Treasurer,
                              Duly Authorized Officer and
                              Principal Financial Officer

                              THE FIRST YEARS INC.


                                  EXHIBIT INDEX



     Exhibit      Description                            Page
     -------      -----------                            ----

       11         Statement re Computation of
                    Per Share Earnings                     11


       27         Financial Data Schedule                  12

