Form 10-Q
period 1997-09-30
FIRST YEARS INC
filed 1997-11-13
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended            September 30, 1997
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

The number of shares of Registrant's common stock outstanding on October 31, 1997 was 5,055,216.

                              THE FIRST YEARS INC.



                                      INDEX



PART I - FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets                    Page  1

Condensed Consolidated Statements of Income                    2

Condensed Consolidated Statements of Cash Flows                3

Notes to Condensed Consolidated Financial Statements           4 - 5

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          6 - 7

PART II - OTHER INFORMATION

Other information                                              8

SIGNATURES                                                     8

EXHIBIT INDEX                                                  9

                              THE FIRST YEARS INC.
                     Condensed Consolidated Balance Sheets

                                     ASSETS

                                                      September 30,         December 31,
                                                           1997                 1996
                                                      -------------         ------------
                                                       (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                             $10,569,485          $ 4,164,587
 Accounts receivable, net                               17,309,912           15,929,465
 Inventories                                            19,790,100           18,588,044
 Prepaid expenses and other assets                         886,938              375,317
 Deferred tax assets                                       946,400              946,400
                                                       -----------          -----------
       Total current assets                             49,502,835           40,003,813
                                                       -----------          -----------

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                                      167,266              167,266
 Building                                                4,018,915            4,016,405
 Machinery and molds                                     7,754,546            7,329,240
 Furniture and equipment                                 3,832,713            3,092,356
                                                       -----------          -----------
       Total                                            15,773,440           14,605,267
 Less accumulated depreciation                           8,577,918            7,559,543
                                                       -----------          -----------
   Property, plant, and equipment-net                    7,195,522            7,045,724
                                                       -----------          -----------
TOTAL ASSETS                                           $56,698,357          $47,049,537
                                                       ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                     $         0          $   100,000
 Accounts payable                                        9,651,981            6,969,115
 Accrued royalties                                       1,423,333              848,671
 Accrued payroll expenses                                1,283,271            1,087,302
 Accrued selling expenses                                1,684,940            1,406,009
 Federal and state income taxes payable                          0                    0
                                                       -----------          -----------
       Total current liabilities                        14,043,525           10,411,097
                                                       -----------          -----------


DEFERRED TAX LIABILITY                                     772,000              772,000
                                                       -----------          -----------


STOCKHOLDERS' EQUITY:
 Common stock                                              505,522              494,898
 Paid-In capital                                         6,294,523            5,271,875
 Retained earnings                                      35,082,787           30,099,667
                                                       -----------          -----------
       Total stockholders' equity                       41,882,832           35,866,440
                                                       -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $56,698,357          $47,049,537
                                                       ===========          ===========



     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

                  Condensed Consolidated Statements of Income
                                   (Unaudited)


                                      Three Months Ended               Nine Months Ended
                                         September 30,                    September 30,
                                 ---------------------------      ---------------------------

                                     1997            1996             1997            1996
                                 -----------     -----------      -----------     -----------

NET SALES                        $27,878,092     $23,273,193      $88,397,388     $69,631,738

COST OF PRODUCTS SOLD             16,249,011      13,629,185       52,247,703      41,588,698
                                 -----------     -----------      -----------     -----------

GROSS PROFIT                      11,629,081       9,644,008       36,149,685      28,043,040


SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES           8,701,661       7,306,213       26,988,068      21,154,744
                                 -----------     -----------      -----------     -----------

OPERATING INCOME                   2,927,420       2,337,795        9,161,617       6,888,296

OTHER INCOME (EXPENSES):
  Interest expense                      (542)        (49,457)         (26,241)       (346,666)
  Interest income                     67,025           5,125           89,091           8,000
                                 -----------     -----------      -----------     -----------


INCOME BEFORE INCOME TAXES         2,993,903       2,293,463        9,224,467       6,549,630

PROVISION FOR INCOME TAXES         1,190,100         917,400        3,744,600       2,619,900
                                 -----------     -----------      -----------     -----------

NET INCOME                       $ 1,803,803     $ 1,376,063      $ 5,479,867     $ 3,929,730
                                 ===========     ===========      ===========     ===========

EARNINGS PER SHARE               $      0.34     $      0.27      $      1.05     $      0.81
                                 ===========     ===========      ===========     ===========

AVERAGE NUMBER OF SHARES
  OUTSTANDING                      5,257,229       5,150,751        5,203,529       4,862,132
                                 ===========     ===========      ===========     ===========


CASH DIVIDENDS PAID PER SHARE    $     0.00      $      0.00      $     0.10      $     0.10
                                 ===========     ===========      ===========     ===========






     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

            Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                      1997             1996
                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $ 5,479,867      $ 3,929,730
 Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                    1,143,226          918,186
    Provision for doubtful accounts                   245,359           95,595
    Gain on disposal of equipment                           0           22,881
Increase (decrease) arising from working
    capital items:
    Accounts receivable                            (1,625,806)      (1,756,368)
    Inventories                                    (1,202,056)      (1,397,316)
    Prepaid expenses and other assets                (511,621)         523,293
    Accounts payable                                2,682,866         (783,257)
    Accrued royalties                                 574,662          260,366
    Accrued payroll expenses                          195,969          296,402
    Accrued selling expenses                          278,931          342,278
    Federal and state income taxes - net                    0           41,300
                                                  -----------      -----------

     Net cash provided by
       operating activities                         7,261,397        2,493,090
                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant,
      and equipment                                (1,293,024)      (1,655,302)
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash Dividend                                     (496,747)        (453,557)
   Common stock issued under stock
     option plans                                     633,272          130,178
   Tax benefit of stock option compensation           400,000                0
   Net proceeds from public offering                       --        5,121,750
   Repayment of short term borrowings                      --       (4,900,000)
   Repayment of industrial revenue bonds             (100,000)        (100,001)
                                                  -----------      -----------

     Net cash provided by (used for)
       financing activities                           436,525         (201,630)
                                                  -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS               6,404,898          636,158

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                         4,164,587          552,568
                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $10,569,485      $ 1,188,726
                                                  ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

      Cash paid for:
         Interest                                 $    26,241      $   346,666
                                                  ===========      ===========

         Income taxes                             $ 3,738,100      $ 2,196,300
                                                  ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1996 are condensed from the Company's audited balance sheet as of that date. All other condensed consolidated financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the periods ended September 30, 1997 and 1996.


2. The Company has 15,000,000 authorized shares of $.10 par value common stock with 5,055,216 and 4,948,980 shares issued and outstanding as of September 30, 1997 and December 31, 1996, respectively.

     On May 8, 1997 the Board of Directors authorized a $0.10 per share annual cash dividend which was paid on June 2, 1997 to holders of record at the close of business on May 21, 1997.


3. Earnings per share of common stock are computed on the basis of the average number of shares and common share equivalents outstanding during each quarter. Fully diluted and primary earnings per share were the same for the nine months ended September 30, 1997 and 1996.

     In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which will become effective for the Company effective December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Had the Company used SFAS No. 128, the Company's basic and diluted earnings per share would have been $1.10 and $1.05, respectively for the nine months ended September 30, 1997 and $0.84 and $0.81, respectively for the nine months ended September 30, 1996.

4. The results of operations for the nine month period ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

5. During 1997, the Company borrowed various amounts up to $2,500,000 under an unsecured line of credit totaling $10,000,000 available from a bank. As of September 30, 1997 there was no balance outstanding. During 1996, the Company borrowed various amounts up to $9,900,000 of which $1,300,000 remained outstanding as of September 30, 1996 at a weighted average interest rate of 7.38%. No other short-term borrowings were incurred by the Company during the first nine months of 1997 or 1996.

                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)


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

                              THE FIRST YEARS INC.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations



Statements in this Report on Form 10-Q that are not strictly historical are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. The actual results may differ from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment in the development and introduction of new products, described more fully in the Company's Annual Report on From 10-K for the year ended December 31, 1996, and the Exhibit 99 of this Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission.


Net sales for the first nine months of 1997 were $88.4 million, an increase of $18.8 million or 26.9%, as compared to $69.6 million for the comparable period last year. The increase was due to new product introductions, including the Sesame Street brand licensed from the Children's Television Workshop, and expanded retail distribution in domestic and foreign markets.


Cost of products sold for the first nine months of 1997 was $52.2 million, an increase of $10.6 million or 25.6%, as compared to $41.6 million for the comparable period last year. As a percentage of sales, cost of products sold in the first nine months of 1997 decreased to 59.1% from 59.7% in the comparable period of 1996. The decrease was primarily due to reduced cost of products resulting from manufacturing efficiencies and increased sales of higher margin products.


Selling, general, and administrative expenses for the first nine months of 1997 were $27.0 million, an increase of $5.8 million or 27.6%, as compared to $21.2 million of such expenses for the first nine months of 1996. The increase resulted primarily from costs related to increased sales volume; payroll and payroll related costs, and integrated marketing communication program expenses. As a percentage of net sales, selling, general, and administrative expenses for the first nine months of 1997 and 1996 remained consistent at 30.5% and 30.4%, respectively.


Income tax expense as a percentage of pretax income was 41% and 40% for the first nine months of 1997 and 1996, respectively.


Net working capital increased by $5.9 million in the first nine months primarily due to profitable operations. Accounts receivable increased by $1.4 million primarily as a result of increased sales and inventories increased by $1.2 million to meet continued demand for the Company's products. Cash increased by $6.4 million primarily resulting from funds generated from operations.

                              THE FIRST YEARS INC.

         Management's Discussion and Analysis of Financial Condition and

                          Results of Operations (Con't)



The Company reviewed its needs with regard to open lines of credit during the three months ended September 30, 1997. After this review, the Company continued with an unsecured bank line of credit aggregating $10.0 million which is subject to annual renewal. Amounts outstanding under the line is payable upon demand by the bank. During the first nine months of 1997, the Company borrowed various amounts up to $2.5 million of which no amount remained outstanding as of September 30, 1997. During the first nine months of 1996, the Company borrowed various amounts up to $9.9 million of which $1.3 million remained outstanding as of September 30, 1996. The Company did not incur any other short-term borrowings during the first nine months of 1997 and 1996.

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

                           PART II - OTHER INFORMATION


Items 1 through 5 - Not Applicable


Item 6: Exhibits and Reports on Form 8-K


     (a)    Exhibits - The following exhibits are filed as part of this Report:

         Exhibit        Description
         -------        -----------


            11        Statement re Computation of Per Share Earnings

            27        Financial Data Schedule

            99        Important Factors Regarding Forward-Looking Statements

     (b) No reports on Form 8-K have been filed during the past quarter covered by this report.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE FIRST YEARS INC.
                                      --------------------
                                      Registrant



Date    11/14/97                    /s/ John R. Beals
    ------------------              -----------------------------
                                    John R. Beals, Vice President
                                    and Assistant Treasurer,
                                    Duly Authorized Officer and
                                    Principal Financial Officer

                              THE FIRST YEARS INC.


                                  EXHIBIT INDEX



   Exhibit   Description                                              Page
   -------   -----------                                              ----

     11      Statement re Computation of
              Per Share Earnings                                       10


     27      Financial Data Schedule                                   11


     99      Important Factors Regarding
              Forward-Looking Statements                               12 - 13