Form 10-K405
period 1997-12-31
FIRST YEARS INC
filed 1998-03-30
CIK 55698

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997; OR

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

     The aggregate market value of the Common Stock held by nonaffiliates of the Company was $110,256,811, based on the price at which the stock was sold over the counter on the Nasdaq National Market, as reported at the close of business on February 27, 1998.

     The number of shares of Registrant's Common Stock outstanding on December 31, 1997 was 5,084,591.
================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. The following sections of such definitive proxy statement are hereby incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K: "Common Stock Ownership of Certain Beneficial Owners and Management;" "Election of Directors;" "Executive Compensation" (other than the Board Compensation Committee Report on Executive Compensation and the Performance Chart); and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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

     Except as expressly indicated or unless the context otherwise requires, as used in this report, the "Company" means The First Years Inc. a Massachusetts corporation, and its subsidiaries.

  Products

     The Company's product line, which contains approximately 320 items that range in retail price from approximately $0.99 to $69.99, is categorized and marketed into five distinct product categories as follows:

     Feeding & Soothing. The Feeding & Soothing category is comprised of bottles and accessories, nipples, pacifiers, teethers, bowls, drinking cups, dishes, flatware, bibs and breast-feeding accessories. This category includes the TumbleMates line of training cups, bowls, plates and utensils, designed for serving, storing and transporting drinks and snacks, and which features a system of interchangeable cups and lids. This category also includes the Simplicity line of breast feeding accessories, the Flowright angled feeding system of nipples and bottles and the Sure pacifier.

     Play & Discover. The Play & Discover category consists of an extensive line of entertaining, skill-developing toys for infants and toddlers including crib toys, floor toys, hand-held toys, and large play items. The Play & Discover category includes the Company's Washables line of 100% washable, dishwasher-safe toys and its Firstronics line of hand-held electronic toys for children under three years of age. In 1997, the Company introduced several higher priced items intended for the gift giving market such as The Spinning Musical Plush and the Jukebox Crib Mirror.

     Care & Safety. The Care & Safety category consists of a broad line of bathing and grooming accessories, home safety and monitoring products such as door and cabinet latches, toilet-training products and products appropriate for the health and hygiene needs of infants. This category includes the Comfortemp instant underarm thermometer and the Booties to Grow line of infant footwear.

     Winnie the Pooh. The Winnie the Pooh category consists of over 65 basic products including teethers, rattles, bibs, bottles, bathing accessories and gift sets featuring Winnie the Pooh characters. In 1997, the Company introduced numerous additional items in this category including Pooh characters on cups, bottles, teethers, books, electronic musical toys plus a bouncy seat with a toybar.

     Sesame Street. The Sesame Street category consists of over 30 basic products including teethers, pacifiers, bottles, drinking cups, dishes, flatware, healthcare products, car sun shade, hooded towels, rattles and a toilet trainer.
                            ------------------------

     THE FIRST YEARS(R) Ideas Inspired by Parents(R), TumbleMates(R), Firstronics(R), and Washables(R) are registered trademarks of The First Years Inc., Nurserytronics(TM), Simplicity(TM), Flowright(TM), Sure(TM), Booties to Grow(TM) and ComforTemp(TM) are trademarks of The First Years Inc. SESAME STREET is a registered trademark of Children's Television Workshop, WINNIE THE POOH(R) and POOH(R) are registered trademarks of Disney Enterprises, Inc.

PRODUCT DESIGN, DEVELOPMENT AND MARKETING

     The Company devotes substantial resources to product development. The Company employs a staff of professionals engaged in the creation of new products and also uses, from time to time, a diverse group of outside designers and developers. For the past 17 years the Company's product line also has been designed in consultation with Dr. T. Berry Brazelton, the well-known pediatrician and authority on child development, and staff members of the Child Development Unit at Children's Hospital in Boston, Massachusetts (the "CDU"), of which Dr. Brazelton is founder and Director Emeritus.

     The Company spent approximately $2.6, $2.2 and $1.8 million on new product development in 1997, 1996 and 1995, respectively. Most of the Company's new products are shown at the Juvenile Products Manufacturers Association Trade Show, in Dallas, Texas in the fall of each year, and a variety of other national and international toy and baby fairs.

SALES

     The Company's products are sold nationally and internationally to a broad spectrum of customers including mass merchants, national variety and drug stores, supermarkets, wholesale clubs, convenience stores, toy specialty stores, wholesale distributors, department stores, mail order catalogs and catalog stores. The Company currently has customers in over 60 countries. Major customers include Wal*Mart, Toys "R" Us, Target, Kmart, Kroger, Sears, Rite Aid, Albertsons, and J.C. Penney.

     The Company's products are sold in the United States and Canada primarily through the Company's internal sales staff and a network of 43 independent sales representatives. The Company's sales staff is responsible for supervising and training the sales representatives. Such training is conducted at the Company's headquarters and throughout the United States.

     In August, 1997, the Company created a wholly-owned subsidiary, The First Years Inc., a Delaware corporation ("TFY-Delaware"), to consolidate and more efficiently handle the company's sales and distribution operations in the western part of the United States. TFY-Delaware has sales offices in Missouri and California, and is the Company's exclusive sales agent for certain states in the western part of the United States.

     In Europe and the Middle East, the Company's products are sold by the Company's internal staff at its sales office in Cirencester, England, which is headed by the Vice President -- International Sales/Europe. This staff manages a network of foreign distributors and independent sales representatives. In Central and South America and the Pacific Rim, the Company's products are sold by its internal sales staff which manages a network of foreign distributors and independent sales representatives in such areas.

     The Company's international sales in 1997, 1996 and 1995 were approximately $16.2, $11.6 and $7.7 million, respectively, and accounted for approximately 13.5%, 12.5% and 10% of the Company's total net sales in 1997, 1996 and 1995, respectively. (See "Notes to Financial Statements, Number 8.")

     During 1997, Wal*Mart, Toys "R" Us, and Target accounted for approximately 25%, 16%, and 11% of the Company's net sales, respectively. A significant reduction in purchases by any of these customers could have a material adverse effect on the Company's business.

     Backlog is not a significant and material aspect of the Company's business. Customers place orders on an as needed basis. As the Company's sales have increased, the amount of unfilled orders at any time has not been indicative of future results.

LICENSED CHARACTER PRODUCTS

     In 1996 and 1997, the Company renewed and entered into various agreements which provide for the payment of royalties on certain of the Company's products featuring licensed cartoon characters. The agreements have terms ranging from one to three years and require minimum royalty payments of $5,312,000 during the terms of these agreements. A major licensing agreement will expire at the end of 1998; however the Company's management is in the process of negotiating continuance of this agreement (see Exhibit 99 to this Report, "Important Factors Regarding Forward-Looking Statements" and "Notes to the Financial Statements," Numbers 6 and 8).

MANUFACTURING AND SOURCES OF SUPPLY

     The Company does not own or operate its own manufacturing facilities. In 1997, all of the Company's products were manufactured either using the Company's custom tools (molds and dies) or to the Company's specifications by approximately 25 manufacturers located in the United States, Canada, China, Taiwan, Thailand, and Mexico. Approximately 60% of all of its products sold in 1997 were manufactured in Asia, primarily in China. A large percentage of the Company's furnishings and other large products were manufactured in 1997 by suppliers in the United States and Canada because of the significantly higher shipping costs from the Far East.

     Generally the Company uses one manufacturer to make each product from its supplier base in Asia, Canada, and the United States. Due to the high cost of developing duplicate tooling (predominantly molds and dies), most of the Company's products are made using one set of tools; however, the Company has developed duplicate tools for several of its key and high-volume products. In December, 1996, the Company entered into an agreement with Exergen Corporation to jointly design and develop the Company's ComforTemp thermometer. The ComforTemp is an instant underarm thermometer which uses an infrared temperature-taking technology developed and patented by Exergen. The Company is dependent on Exergen for Exergen's technology and proprietary components. The Company introduced the Comfortemp to the market in 1997. There can be no assurance that the Company will continue to obtain such proprietary components from Exergen or that the ComforTemp thermometer, as a new product, will result in substantial sales. The Company believes it has alternative manufacturing sources available for all of its other products. Because it owns its tools, it could shift its sources of manufacturing for such other products to an alternative supplier.

     In 1997, the Company's largest supplier, which is based in the United States, accounted for products that represented approximately 15% of its net sales in 1997. The Company has not entered into long-term contractual arrangements with any of its suppliers.

     The principal raw materials used in the production and sale of the Company's products are plastic, paperboard and cloth. Raw materials are purchased by the manufacturers who deliver completed products to the Company. Because the primary source used in manufactured plastic is petroleum, the cost and availability of plastic for use in the Company's products varies to a great extent with the price of petroleum. The inability of the Company's suppliers to acquire sufficient plastic and paperboard at a reasonable price could have a material adverse effect on the Company's profitability. The Company did not experience any difficulties in obtaining materials in 1997.

     The Company purchases its products from its suppliers primarily in the U.S. dollar and the Hong Kong dollar which is currently pegged to the U.S. dollar. Generally, the Company's suppliers ship the products on the basis of open credit terms or upon the acceptance of products by the Company.

     Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation or the imposition of restrictive regulations conditioning or revoking China's "most favored nation" ("MFN") trading status could have a material adverse effect upon the Company's business because products originating from China could be subjected to substantially higher rates of duty. China's MFN trading status has been extended through July 2, 1998. Unless Congress takes action to override this decision, China will continue to enjoy MFN treatment during this period. The European Community (the "EC") has enacted a quota and tariff system with respect to the importation into the EC of certain toy products originating in China. The Company, therefore, continues to evaluate alternative sources of supply outside of China.

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

TRADEMARKS, PATENTS AND COPYRIGHTS

     The Company's principal trademark THE FIRST YEARS and design, is registered in the United States and in a number of foreign countries. The Company also uses other trademarks for certain of its products and product categories, some of which are registered in the United States and in various foreign countries.

     The Company, also owns patents, design patents and design registrations, as well as pending applications in the United States and certain foreign countries. Although the Company believes such are important to its business, it does not believe that any single patent, design patent, or design registration, including any which may be issued on a pending application, is material to its business. There can be no assurance that such patents, design patents, or design registrations, including those that may be issued on pending applications, will offer any significant competitive advantage for the Company's products.

     The Company, also owns copyrights, some of which are registered in the United States. The Company does not believe that any single copyright is material to its business. There can be no assurance that such copyrights will offer any significant competitive advantage for the Company's products.

EMPLOYEES

     As of December 31, 1997, the Company employed 128 full-time and 2 part-time employees, of whom 4 are senior executive officers and all of the other employees of the Company are in sales, marketing and product development, in materials, purchasing, quality control, data processing, finance, administration and clerical, and warehousing positions. None of the Company's employees is represented by a union, and the Company has not experienced any work stoppages. The Company believes that relations with employees are good.

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

                                                                                               OFFICER OR
                                                                                                DIRECTOR
                   NAME                     AGE                    POSITION                      SINCE
                   ----                     ---                    --------                    ----------
Ronald J. Sidman..........................  51    President, Chairman of the Board of
                                                  Directors, and Chief Executive Officer          1975
Jerome M. Karp............................  70    Vice Chairman of the Board of Directors         1969
Benjamin Peltz............................  58    Director                                        1975
Evelyn Sidman.............................  84    Clerk and Director                              1979
Fred T. Page..............................  51    Director                                        1988
Merton N. Alperin.........................  75    Director                                        1988
John R. Beals.............................  43    Treasurer, Senior Vice President -- Finance
                                                  and Chief Financial Officer                     1990
Wayne Shea................................  43    Senior Vice President -- Worldwide Sales
                                                  and Merchandising                               1991
Bruce Baron...............................  37    Senior Vice President -- Operations             1997
John N. Colantuone*.......................  60    Vice President -- Engineering and Product
                                                  Development                                     1982

---------------

     Mr. Sidman has been the President of the Company since January 1989 and Chairman of the Board of Directors and Chief Executive Officer since March 1995.

     Mr. Peltz was the Treasurer of the Company from May, 1970 to January, 1998. He was also the Senior Vice President -- Finance of the Company from January, 1980 until June 30, 1997 when he retired from the Company.

     Mr. Page has been the President -- Network Services of Southern New England Telecommunications Corporation ("SNET") since January, 1994 and has been with SNET for over 5 years.

     Mr. Alperin, a Certified Public Accountant, has been a financial consultant for over five years. He was the Chairman of the Board of Public Accountancy of Massachusetts for several years.

     Mr. Beals was elected Senior Vice President -- Finance on March 19, 1998 and was elected the Treasurer of the Company on January 15, 1998. He has been Chief Financial Officer of the Company since July, 1997. From July, 1997 to March, 1998 he was Vice President -- Finance of the Company and from January, 1990 to June, 1997, he was the Assistant Treasurer and Controller of the Company.

     Mr. Shea has been Senior Vice President of Worldwide Sales & Merchandising since July, 1997. From January, 1995 to June, 1997, Mr. Shea was Vice President Worldwide Sales & Merchandising and from July, 1991 to December, 1994, Mr. Shea was Vice President of Service and Merchandising of the Company.

     Mr. Baron has been Senior Vice President since August, 1997. Prior to that time, Mr. Baron was Vice President of Operations at Crabtree & Evelyn from 1988 to July, 1997.

     *Mr. Colantuone will be retiring from the Company on April 3, 1998.

ITEM 2.  PROPERTIES

     The Company owns its executive and administrative offices and principal warehouse which are located in a building at One Kiddie Drive, Avon, Massachusetts. The building contains approximately 124,000 square feet of space, of which approximately 20,500 square feet are used for executive and administrative offices and the balance, approximately 103,500 square feet is utilized for warehousing. The Company also has sales offices in leased premises in Cirencester, England. The Company's subsidiary, TFY-Delaware has sales offices in leased premises in Missouri and Mission Viejo, California.

     The Company also uses public warehouses located in Toronto, Canada; Fontana, California; and in Ghent, Belgium.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market. Below is a summary of the actual high and low sales prices of the Company's Common Stock for each quarter of 1997 and 1996 as reported by Nasdaq.

                                      1997

                          QUARTER                             LOW      HIGH
                          -------                             ---      ----
First.......................................................  $15 1/2  $ 17 7/8
Second......................................................   15        21 3/4
Third.......................................................   19 1/2    29
Fourth......................................................   20 1/2    28 3/4

                                      1996

                          QUARTER                             LOW      HIGH
                          -------                             ---      ----
First.......................................................  $ 9 3/4  $ 12 1/2
Second......................................................   11 3/4    18 1/2
Third.......................................................   12 3/4    15
Fourth......................................................   14        17

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                                APPROXIMATE NUMBER
                                                                 OF RECORD HOLDERS
                       TITLE OF CLASS                        (AS OF DECEMBER 31, 1997)
                       --------------                        -------------------------
Common Stock, $.10 Par Value                                            142

(c)  DIVIDEND POLICY

     In 1996 and 1997, the Company paid a cash dividend on its Common Stock of $0.10 per share which were paid on June 1, 1996 and June 2, 1997, respectively. The Company currently expects that comparable cash dividends will continue to be paid in the future. However, the declaration and payment of any such cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs, and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will continue to pay dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

                                  1997          1996          1995          1994          1993
                                  ----          ----          ----          ----          ----
SELECTED INCOME STATEMENT DATA:
Net sales..................   $120,695,988   $93,110,361   $75,757,322   $53,233,109   $46,124,088
Cost of products sold......     71,185,634    55,463,255    45,108,546    29,498,457    26,653,704
Selling, general and
  administrative
  expenses.................     37,165,878    28,580,039    23,961,206    18,915,908    17,857,049
Severance-related
  expenses.................        --            --            --            --            373,000
Interest expense...........         27,709       358,637       186,338        24,575        28,912
Interest income............        168,922        27,349        16,718        66,605        66,204
Offering expenses..........        --            --            310,457       --            --
Income before income
  taxes....................     12,485,689     8,735,779     6,207,493     4,860,774     1,277,627
Provision for income
  taxes....................      5,040,900     3,494,300     2,483,000     1,871,400       481,500
Net income.................      7,444,789     5,241,479     3,724,493     2,989,374       796,127
Basic earnings per
  share**..................          $1.49         $1.11         $0.83         $0.66         $0.18
Diluted earnings per
  share**..................          $1.42         $1.06         $0.80         $0.66         $0.18
Dividends paid per
  share*...................          $0.10         $0.10         $0.09         $0.09         $0.09
Basic weighted average
  number of shares
  outstanding**............      5,001,887     4,733,178     4,507,058     4,497,244     4,496,520
Diluted weighted average
  number of shares
  outstanding**............      5,226,531     4,945,991     4,663,491     4,497,244     4,496,520
SELECTED BALANCE SHEET
  DATA:
Total assets...............    $60,571,561   $47,049,537   $41,712,080   $28,852,785   $24,532,714
Long-term debt.............        --            --            100,001       233,334       366,667
Stockholders' equity.......     44,009,004    35,866,440    25,763,259    22,349,947    19,719,720
Stockholders' equity per
  share**..................          $8.42         $7.25         $5.52         $4.97         $4.39

---------------

 * Adjusted to reflect the two-for-one stock split effected on December 29, 1995.

** Adjusted to reflect the two-for-one stock split effected on December 31, 1995 and restated to reflect adoption of Statement of Financial Accounting Standard No. 128 in the fourth quarter of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF FORWARD LOOKING INFORMATION:

     Statements in this Report on Form 10-K that are not strictly historical are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. The actual results may differ from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment and in the development and introduction of new products, described more fully in this Annual Report on Form 10-K for the year ended December 31, 1997, and Exhibit 99 of this Annual Report for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales in 1997 were $120.7 million, an increase of $27.6 million, or 29.6%, as compared to $93.1 million in 1996. The increase was due to new product introductions, including the Sesame Street brand licensed from the Children's Television Workshop, and expanded retail distribution in domestic and foreign markets. As a percentage of net sales, net sales to foreign markets increased to 13.5% in 1997 from 12.5% in 1996 resulting primarily from increases in Europe, the Pacific Rim and Canada. As a percentage of net sales, licensed products increased to 43.1% in 1997 from 31.8% in 1996.

     Cost of products sold in 1997 was $71.2 million, an increase of $15.7 million or 28.3%, as compared to $55.5 million in 1996. As a percentage of net sales, cost of products sold in 1997 decreased to 59.0% from 59.6% in the comparable period of 1996. The decrease was primarily due to reduced cost of products resulting from manufacturing efficiencies and increased sales of higher margin products.

     Selling, general, and administrative expenses in 1997 were $37.2 million, an increase of $8.6 million, or 30.0%, as compared to $28.6 million over such expenses in 1996. The increase resulted primarily from costs related to increased sales volume; payroll and payroll related costs, and integrated marketing communication program expenses. As a percentage of net sales, selling, general, and administrative expenses in 1997 and 1996 remained consistent at 30.8% and 30.7%, respectively.

     Income tax expense as a percentage of pretax income increased to 40.4% in 1997 from 40.0% in 1996.

YEAR 2000 ISSUE

     The inability of computers, software and other equipment to recognize and properly process data containing a two digit year (i.e. 97) as opposed to a four digit year (i.e. 1997) is commonly referred to as the Year 2000 Issue.

     The Company is in the process of reviewing its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to address the issue. The Company presently believes, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

     Additionally, the Company is in the process of initiating communications with significant suppliers, customers and service vendors to determine the extent of the Company's exposure if others fail to remedy their own Year 2000 issues. No guarantee can be made that systems of other companies on which the Company relies upon will be converted on time or that a failure to convert would not have a material effect on the Company.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales in 1996 were $93.1 million, an increase of $17.3 million or 22.9%, as compared to $75.8 million for the comparable period last year. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets. As a percentage of net sales, net sales to foreign markets increased to 12.5% in 1996 from 10.3% in 1995 resulting primarily from increases in Europe and Canada. As a percentage of net sales, licensed products increased to 31.8% in 1996 from 19.5% in 1995.

     Cost of products sold in 1996 was $55.5 million, an increase of $10.4 million or 23.0%, as compared to $45.1 million for the comparable period last year. As a percentage of sales, cost of products sold in 1996 and 1995 remained constant at approximately 59.5%.

     Selling, general, and administrative expenses in 1996 were $28.6 million, an increase of $4.6 million or 19.3% as compared to $24.0 million over such expenses in 1995. The increase resulted primarily from costs related to increased sales volume, payroll and payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the year of 1996 decreased to 30.7% from 31.6% in 1997. The decrease reflects the economies of scale provided by higher volume of business.

     Income tax expense as a percentage of pretax income was 40% in 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $8.4 million to $38.0 million at December 31, 1997 from $29.6 million at December 31, 1996 primarily due to funds generated from profitable operations. Accounts receivable increased by $4.0 million primarily as a result of increased sales. Inventory increased by $5.8 million to meet continued demand from the Company's products. Cash increased by $3.5 million primarily as a result of profitable operations.

     In 1996, the Company consummated a public offering of common stock. The closing of the sale, consisting of 400,000 newly issued shares and 1,200,000 shares of certain selling stockholders was held on July 1, 1996 at which time the Company issued the new shares and received the net proceeds of $5,121,750. The proceeds of the newly issued shares were used to pay certain indebtedness of the Company.

     An unsecured line of credit of $10 million which is subject to annual renewal, is available from a bank. Amounts outstanding under the line are payable upon demand by the bank. During 1997, the Company has borrowed various amounts from time to time up to $2.5 million. As of December 31, 1997 no balance was outstanding.

     During 1996, the Company had available an unsecured line of credit from a second bank totaling $10,000,000. The line was subject to annual renewal and was not renewed at the option of the Company.

     The Company paid a cash dividend of $0.10 per share of Common Stock in June of 1997 and 1996.

     The Company expects cash flow from operations and availability under the Company's lines of credit to be sufficient to meet cash needs for working capital expenditures for the next two years.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

     Inflation has not had a material effect on the Company's operating results over the past three years.

     The Company enters into forward exchange contracts to minimize the impact of fluctuations in currency exchange rates on future cash flows emanating from sales denominated in foreign currencies. The Company does not purchase such contracts for trading purposes. During 1997, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's commitment under these contracts approximated $2.5 million as of December 31, 1997. At December 31, 1997, the exchange rates for such currencies covered by the contracts approximated the predetermined rates included therein. The Company routinely assesses the financial strength of the bank which is counterparty to the forward exchange contracts. As of December 31, 1997, management believes it had no significant exposure to credit risk relative to such contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". These new standards will be effective in the Company's fiscal year ending December 31, 1998. The Company has not determined the effects, if any, that these standards will have on its consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements listed under Item 14.(a) 1. are included in Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There is nothing to report relating to this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders, except that the sections in said definitive proxy statement entitled "Board Compensation Committee Report on Executive Compensation" and the "Stock Performance Chart" shall not be deemed incorporated herein by reference to this 10-K Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1997, the Company repurchased 3,409 shares of the Company's Common Stock, $.10 per value, from Ronald J. Sidman, the President of the Company, for $81,813 in connection with Mr. Sidman's delivery of such 3,409 shares as payment for the exercise of stock options in 1997, in accordance with the provisions of the Company's 1993 Equity Incentive Plan which has been approved by the Company's stockholders.

                                      III-1

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14.(a) 1.  FINANCIAL STATEMENTS

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

   (a) 2. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

                                                                          PAGE
                                                                          ----
(3)(i)    Restated Articles of Organization as currently in effect
          (filed as Exhibit (3.1) to Amendment No. 1 to Form S-1
          Registration Statement filed with the Commission on October
          5, 1995 and incorporated herein by reference).
(3)(ii)   By-laws of the Company and any amendments thereto, as
          currently in effect (filed as Exhibit 3(ii) on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)
(10)(a)   Security and Trust Agreement among Town of Avon, acting by and through its Industrial Development Financing Authority,
          Kiddie Products, Inc., and State Street Bank and Trust
          Company relating to issuance of industrial revenue bonds,
          dated as of October 1, 1982 (filed as Exhibit 10 (c) on Form
          10-K for the year ended December 31, 1994 and incorporated herein by reference).
(10)(b)   Bond Purchase Agreement among Town of Avon, acting by and
          through its Industrial Development Financing Authority,
          Kiddie Products, Inc., and State Street Bank and Trust
          Company, dated as of October 1, 1982 (filed as Exhibit 10
          (d) on Form 10-K for the year ended December 31, 1994 and
          incorporated herein by reference).
(10)(c)   Loan Agreement between Town of Avon, acting by and through its Industrial Development Financing Authority, and Kiddie
          Products, Inc., dated as of October 1, 1982 (filed as
          Exhibit 10 (e) on Form 10-K for the year ended December 31,
          1994 and incorporated herein by reference).
(10)(d)   Put Agreement between State Street Bank and Trust Company
          and Kiddie Products, Inc., dated as of October 1, 1982
          (filed as Exhibit 10 (f) on Form 10-K for the year ended
          December 31, 1994 and incorporated herein by reference).
(10)(e)   Agreement with Disney Enterprises, Inc. dated December 3,
          1996 (filed as Exhibit (10)(f) on Form 10-K for the year
          ended December 31, 1996 and incorporated herein by
          reference; certain portions of such Agreement are subject to confidential treatment).
(10)(f)   Agreement with the Children's Television Workshop dated July
          1, 1996 (filed as Exhibit (10)(g) on Form 10-K for the year ended December 31, 1996 and incorporated herein by
          reference; certain portions of such Agreement are subject to confidential treatment).

  Management Contracts and Compensatory Plans

(10)(g)   The First Years Inc. 1993 Equity Incentive Plan, as amended
          through March 19, 1998.                                        IV-18
(10)(h)   The First Years Inc. 1993 Stock Option Plan for Directors,
          as amended through March 19, 1998.                             IV-18

                                                                          PAGE
                                                                          ----
(10)(i)   Agreement between The First Years Inc. and Jerome M. Karp
          dated August 8, 1994 (filed as Exhibit 10(c) to the Form
          10-Q Report for the quarter ended June 30, 1994, and
          incorporated herein by reference).
(10)(j)   Employment Agreement between The First Years Inc. and
          Benjamin Peltz, dated March 23, 1995 (filed as Exhibit 10(j)
          on Form 10-K for the year ended December 31, 1994 and
          incorporated herein by reference).
(10)(k)   Employment Agreement between The First Years Inc. and Ronald
          J. Sidman, dated March 23, 1995 (filed as Exhibit 10(k) on
          Form 10-K for the year ended December 31, 1994 and
          incorporated herein by reference).
(10)(l)   First Amendment to Employment Agreement between The First
          Years Inc. and Ronald J. Sidman dated January 16, 1997.        IV-18
(10)(m)   First Amendment to Employment Agreement between The First
          Years Inc. and Benjamin Peltz dated January 16, 1997.          IV-18
(10)(n)   The First Years Inc., a Massachusetts Corporation, and
          Affiliates -- 1997 Annual Incentive Plan, effective as of
          January 1, 1997.                                               IV-18
(10)(o)   Agreement between The First Years Inc. and Wayne Shea dated
          August 12, 1997.                                               IV-18
-------------------------------------------------------------------------------

(21)      List of Subsidiaries of the Registrant.                        IV-18
(23)      Consent of Deloitte & Touche LLP dated March 27, 1998.         IV-18
(27.1)    Financial Data Schedule -- 12/31/97                            IV-18
(27.2)    Financial Data Schedule -- 12/31/96 -- Restated                IV-18
(27.3)    Financial Data Schedule -- 12/31/95 -- Restated                IV-18
(99)      Important Factors Regarding Forward-Looking Statements.        IV-18

14.(b)  REPORT ON FORM 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1997.

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

                                                    THE FIRST YEARS INC.
                                            ....................................
                                                        (Registrant)

                                            By:    /s/ RONALD J. SIDMAN
                                              ...
                                              RONALD J. SIDMAN, CHIEF EXECUTIVE
                                                            OFFICER,
                                                   CHAIRMAN OF THE BOARD OF
                                                    DIRECTORS, AND PRESIDENT
                                            Date:  March 19, 1998
                                            By:      /s/ JOHN R. BEALS
                                              ...
                                                 JOHN R. BEALS, TREASURER AND
                                                    SENIOR VICE PRESIDENT --
                                               FINANCE(CHIEF FINANCIAL OFFICER
                                                           AND CHIEF
                                                     ACCOUNTING OFFICER)
                                            Date:  March 19, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1998.

                     SIGNATURE                                       TITLE                       DATE
                     ---------                                       -----                       ----
               /s/ RONALD J. SIDMAN                  Chief Executive Officer Chairman of    March 19, 1998
     ........................................        the Board of Directors and President
                 RONALD J. SIDMAN

                /s/ JEROME M. KARP                   Vice Chairman of the Board of          March 19, 1998
     ........................................        Directors
                  JEROME M. KARP

                 /s/ EVELYN SIDMAN                   Director                               March 19, 1998
     ........................................
                   EVELYN SIDMAN

                /s/ BENJAMIN PELTZ                   Director                               March 19, 1998
     ........................................
                  BENJAMIN PELTZ

               /s/ MERTON N. ALPERIN                 Director                               March 19, 1998
     ........................................
                 MERTON N. ALPERIN

                 /s/ FRED T. PAGE                    Director                               March 19, 1998
     ........................................
                   FRED T. PAGE

                              THE FIRST YEARS INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                  PAGE
                                                                  ----
Independent Auditors' Report................................    IV-5
Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 1997 and
      1996..................................................    IV-6
     Consolidated Statements of Income for the Years Ended
      December 31, 1997, 1996, and 1995.....................    IV-7
     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1997, 1996, and 1995.........    IV-8
     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1997, 1996, and 1995...............    IV-9
     Notes to Consolidated Financial Statements.............    IV-10-16
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts for the Years Ended December 31, 1997, 1996, and
  1995......................................................    IV-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
  The First Years Inc.
Avon, Massachusetts

     We have audited the accompanying consolidated balance sheets of The First Years Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of The First Years Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 5, 1998

                              THE FIRST YEARS INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                 1997           1996
                                                                 ----           ----
                                         ASSETS
Current Assets:
     Cash and cash equivalents (Notes 1 and 8)..............  $ 7,697,040    $ 4,164,587
     Accounts receivable (less allowance for doubtful
      accounts of $185,000 in 1997 and 1996) (Note 8).......   19,962,226     15,929,465
     Inventories (Note 1)...................................   24,372,881     18,588,044
     Prepaid expenses and other assets......................      414,764        375,317
     Deferred tax asset (Notes 1 and 3).....................    1,279,000        946,400
                                                              -----------    -----------
          Total current assets..............................   53,725,911     40,003,813
                                                              -----------    -----------
Property, Plant, and Equipment (Note 1):
     Land...................................................      167,266        167,266
     Building...............................................    4,022,095      4,016,405
     Machinery and molds....................................    7,151,019      7,329,240
     Furniture and equipment................................    3,947,144      3,092,356
                                                              -----------    -----------
          Total.............................................   15,287,524     14,605,267
     Less accumulated depreciation..........................    8,441,874      7,559,543
                                                              -----------    -----------
          Property, plant, and equipment -- net.............    6,845,650      7,045,724
                                                              -----------    -----------
          Total Assets......................................  $60,571,561    $47,049,537
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt (Note 2).............  $   --         $   100,000
     Accounts payable.......................................   10,163,844      6,969,115
     Accrued royalty expense (Note 6).......................    2,051,721        848,671
     Accrued payroll expenses...............................    1,143,063      1,087,302
     Accrued selling expenses...............................    2,387,029      1,406,009
                                                              -----------    -----------
          Total current liabilities.........................   15,745,657     10,411,097
                                                              -----------    -----------
Deferred Tax Liability (Notes 1 and 3)......................      816,900        772,000
Commitments and Contingencies (Notes 5, 6 and 8)
Stockholders' Equity (Notes 4, 7, 9 and 10):
     Common stock -- authorized, 15,000,000 shares; issued
      5,088,000 and 4,948,980; outstanding, 5,084,591 and
      4,948,980 as of December 31, 1997 and 1996,
      respectively..........................................      508,800        494,898
     Paid-in-capital........................................    6,534,308      5,271,875
     Retained earnings......................................   37,047,709     30,099,667
     Less: 3,409 shares of treasury stock (at cost).........      (81,813)       --
                                                              -----------    -----------
          Total stockholders' equity........................   44,009,004     35,866,440
                                                              -----------    -----------
          Total Liabilities and Stockholders' Equity........  $60,571,561    $47,049,537
                                                              ===========    ===========

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                          1997           1996           1995
                                                          ----           ----           ----
Net Sales (Notes 1, 6 and 8)........................  $120,695,988    $93,110,361    $75,757,322
Cost of Products Sold (Note 1)......................    71,185,634     55,463,255     45,108,546
                                                      ------------    -----------    -----------
Gross Profit........................................    49,510,354     37,647,106     30,648,776
Selling, General, and Administrative Expenses (Notes
  1 and 7)..........................................    37,165,878     28,580,039     23,961,206
                                                      ------------    -----------    -----------
Operating Income....................................    12,344,476      9,067,067      6,687,570
Other Income (Expense):
     Interest expense...............................       (27,709)      (358,637)      (186,338)
     Interest income................................       168,922         27,349         16,718
     Offering expenses (Note 10)....................       --             --            (310,457)
                                                      ------------    -----------    -----------
Income Before Income Taxes..........................    12,485,689      8,735,779      6,207,493
Provision for Income Taxes (Notes 1 and 3)..........     5,040,900      3,494,300      2,483,000
                                                      ------------    -----------    -----------
Net Income..........................................  $  7,444,789    $ 5,241,479    $ 3,724,493
                                                      ============    ===========    ===========
Basic Earnings Per Share (Notes 1 and 9)............         $1.49          $1.11          $0.83
                                                             =====          =====          =====
Diluted Earnings Per Share (Notes 1 and 9)..........         $1.42          $1.06          $0.80
                                                             =====          =====          =====

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           COMMON STOCK
                                       ---------------------    PAID-IN      RETAINED     TREASURY
                                        SHARES     PAR VALUE    CAPITAL      EARNINGS      STOCK
                                        ------     ---------    -------      --------     --------
Balance, January 1, 1995.............  2,250,430   $225,043    $   98,194   $22,026,710   $  --
     Stock issued under stock option
       plans (Note 7)................      7,141        714        70,957       --           --
     Dividends paid..................     --          --           --          (382,852)     --
     Stock split, two-for-one (Note
       4)............................  2,257,571    225,757      (169,151)      (56,606)     --
     Net income......................     --          --           --         3,724,493      --
                                       ---------   --------    ----------   -----------   --------
Balance, December 31, 1995...........  4,515,142    451,514        --        25,311,745      --
     Stock issued under stock option
       plans (Note 7)................     33,838      3,384       190,125       --           --
     Dividends paid..................     --          --           --          (453,557)     --
     Stock issued through public
       offering (Note 10)............    400,000     40,000     5,081,750       --           --
     Net income......................     --          --           --         5,241,479      --
                                       ---------   --------    ----------   -----------   --------
Balance, December 31, 1996...........  4,948,980    494,898     5,271,875    30,099,667      --
     Stock issued under stock option
       plans (Note 7)................    139,020     13,902       804,433       --           --
     Tax benefit derived from option
       compensation deduction........     --          --          458,000       --           --
     Dividends paid..................     --          --           --          (496,747)     --
     Repurchase of 3,409 shares for
       treasury......................     (3,409)     --           --           --         (81,813)
     Net income......................     --          --           --         7,444,789      --
                                       ---------   --------    ----------   -----------   --------
Balance, December 31, 1997...........  5,084,591   $508,800    $6,534,308   $37,047,709   $(81,813)
                                       =========   ========    ==========   ===========   ========

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997           1996           1995
                                                         ----           ----           ----
Cash Flows from Operating Activities:
     Net income.....................................  $ 7,444,789    $ 5,241,479    $ 3,724,493
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
          Depreciation..............................    1,397,078      1,228,790        992,291
          Provision for doubtful accounts...........      147,541        152,582         86,227
          Loss on disposal of equipment.............      617,693         37,699         70,258
          Increase (decrease) arising from working
            capital items:
               Accounts receivable..................   (4,180,302)    (1,890,417)    (5,011,624)
               Inventories..........................   (5,784,837)       421,740     (8,595,949)
               Prepaid expenses and other assets....      (39,447)       402,757       (482,153)
               Accounts payable.....................    3,035,130        344,167      2,331,128
               Accrued royalty expense..............    1,203,050        314,870        533,801
               Accrued payroll expenses.............       55,761        (17,702)       322,114
               Accrued selling expenses.............      981,020        801,575        348,273
               Federal and state income taxes
                 Payable............................      159,600        --            (218,500)
          Change in deferred income taxes...........     (287,700)        50,600       (185,300)
                                                      -----------    -----------    -----------
                    Net cash provided by (used for)
                      operating activities..........    4,749,376      7,088,140     (6,084,941)
                                                      -----------    -----------    -----------
Cash Flows from Investing Activities --
     Purchase of property, plant, and equipment.....   (1,814,698)    (2,004,489)    (1,447,018)
                                                      -----------    -----------    -----------
Cash Flows from Financing Activities:
     Repayment of industrial revenue bonds..........     (100,000)      (133,334)      (133,333)
     Net proceeds (repayment) from short-term
       borrowings...................................      --          (6,200,000)     6,200,000
     Dividends paid.................................     (496,747)      (453,557)      (382,852)
     Net proceeds from public offering..............      --           5,121,750        --
     Purchase of treasury stock.....................      (81,813)       --             --
     Common stock issued under stock option plans...      818,335        193,509         71,671
     Tax benefit of stock option plans..............      458,000        --             --
                                                      -----------    -----------    -----------
                    Net cash provided by (used for)
                      financing activities..........      597,775     (1,471,632)     5,755,486
                                                      -----------    -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents....    3,532,453      3,612,019     (1,776,473)
Cash and Cash Equivalents, Beginning of Year........    4,164,587        552,568      2,329,041
                                                      -----------    -----------    -----------
Cash and Cash Equivalents, End of Year..............  $ 7,697,040    $ 4,164,587    $   552,568
                                                      ===========    ===========    ===========
Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for:
          Interest..................................  $    27,709    $   358,637    $   186,338
                                                      ===========    ===========    ===========
          Income taxes..............................  $ 4,684,690    $ 3,087,700    $ 3,269,100
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Basis of Reporting -- The consolidated financial statements include the accounts of all the Company's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition -- Revenue is recognized when products are shipped.

     Cash Equivalents -- Highly liquid investments with a maturity of three months or less when purchased have been classified as cash equivalents in the accompanying financial statements. Such investments are carried at cost, which approximates market value.

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

     Earnings Per Share -- During the fourth quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.128 "Earnings Per Share." SFAS No.128 replaced the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Prior periods earnings per share have been restated to conform to the new presentation. Basic earnings per share is calculated based on the weighted average number of shares outstanding during each year. Diluted earnings per share also includes potential shares, consisting of stock options outstanding, if dilutive (Note 9).

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

     Research and Development Costs -- Research and development costs are expensed as incurred. During 1997, 1996, and 1995, research and development costs approximated $2,584,000, $2,209,000, and $1,834,000, respectively.

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

     Fair Value of Financial Instruments -- The fair value of the Company's assets and liabilities which constitute financial instruments as defined in SFAS No. 107 approximate their recorded value.

     Reclassifications -- Certain reclassifications were made to prior year amounts in order to conform with the current year presentation.

     New Accounting Pronouncements: -- In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". These new standards will be effective in the Company's fiscal year ending December 31, 1998. The Company has not determined the effects, if any, that these standards will have on its consolidated financial statements.

2.  DEBT

     Long-term debt consisted of unsecured industrial revenue bonds ("IRB"), with interest payable quarterly at 65% of the prime rate (5.4% at December 31, 1996) and principal payable in equal quarterly installments of $33,333 through September 30, 1997. As of December 31, 1997 there was no debt outstanding.

     During 1997 and 1996, the Company had available an unsecured line of credit totaling $10,000,000 with one bank. The line is subject to annual renewal and requires no compensating balances. The line bears interest at the prime rate or the LIBOR rate plus 1.75%. During 1997 and 1996, the Company borrowed various amounts up to $2,500,000 and $7,900,000, respectively, under the line. As of December 31, 1997 and 1996 no balance was outstanding.

     During 1996, the Company had available an unsecured line of credit from a second bank totaling $10,000,000. The line was subject to annual renewal and was not renewed at the option of the Company.

     No other short-term borrowings were incurred by the Company during 1997.

3.  INCOME TAXES

     Components of the Company's net deferred tax asset at December 31 are as follows:

                                                            1997         1996
                                                            ----         ----
Deferred tax assets:
     Reserves not currently deductible.................  $  266,900    $119,000
     Capitalized packaging costs not currently
       deductible......................................     528,900     486,600
     Capitalized inventory costs not currently
       deductible......................................     432,800     301,000
     Other.............................................      50,400      39,800
                                                         ----------    --------
                                                          1,279,000     946,400
                                                         ----------    --------
Deferred tax liabilities:
     Excess tax depreciation over financial reporting
       depreciation....................................     812,400     767,500
     Other.............................................       4,500       4,500
                                                         ----------    --------
                                                            816,900     772,000
                                                         ----------    --------
Net deferred tax asset.................................  $  462,100    $174,400
                                                         ==========    ========

     There was no valuation allowance for the years ended December 31, 1997 and 1996.

     The provision for income taxes consists of the following:

                                             1997          1996          1995
                                             ----          ----          ----
Federal:
     Current............................  $4,157,200    $2,649,600    $2,104,000
     Deferred...........................    (287,700)       50,600      (185,300)
                                          ----------    ----------    ----------
          Total federal.................   3,869,500     2,700,200     1,918,700
State...................................   1,171,400       794,100       564,300
                                          ----------    ----------    ----------
Provision for income taxes..............  $5,040,900    $3,494,300    $2,483,000
                                          ==========    ==========    ==========

     A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                                           1997    1996    1995
                                                           ----    ----    ----
Statutory rate...........................................  34.0%   34.0%   34.0%
State income taxes, net of federal income tax benefit....   6.4     6.0     6.0
                                                           ----    ----    ----
Effective tax rate.......................................  40.4%   40.0%   40.0%
                                                           ====    ====    ====

4.  COMMON STOCK

     In December 1995, the Company's Board of Directors (the "Board") declared a two-for-one split of the Company's common stock. The stock split, effected in the form of a stock dividend, was distributed on December 29, 1995 to stockholders of record in 1995. Earnings per share amounts shown in the accompanying financial statements have been retroactively adjusted to reflect the 1995 stock split.

5.  COMMITMENTS AND CONTINGENCIES

     Forward Exchange Contracts -- During 1997 and 1996, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts approximated $2,500,000 and $6,000,000 as of December 31, 1997 and 1996, respectively. At
December 31, 1997 and 1996, the fair market value of the contracts approximated their notional amount.

     Other Commitments -- At December 31, 1997 and 1996, letters of credit outstanding aggregated approximately $125,000 and $644,000, respectively.

     During 1994, the Company entered into an employment agreement with an executive officer which provides for an annual salary of $100,000 through August 1999. On March 23, 1995, the Company entered into employment agreements (as amended on January 16, 1997) with two key senior executive officers which provide for aggregate annual base salaries through March 2000 of $391,000, subject to any increases or decreases established from time to time at the discretion of the Compensation Committee of the Board and, in the event of termination, provide for noncompetition payments for two years equal to their annual base salaries.

     Contingencies -- The Company is involved in legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of these proceedings will not have a material adverse impact on the Company's financial condition or operating results.

6.  ROYALTIES

     During 1997 and 1996, the Company entered into various agreements which provide for the payment of royalties on sales of certain character and patent licensed products. The agreements have terms ranging from one to fifteen years and require minimum royalty payments of $1,398,000 and $4,715,000 for agreements signed during 1997 and 1996, respectively. Future outstanding minimum royalty commitments under these agreements amounted to $650,000 and $4,692,000 at December 31, 1997 and 1996, respectively. Royalty expense aggregated $6,356,000, $3,197,000 and $1,472,000 in 1997, 1996 and 1995, respectively.

7.  BENEFIT PLANS

     Defined Contribution Plans -- The Company has a defined contribution trusteed benefit plan covering eligible employees, requiring annual contributions based upon certain percentages of salaries of employees. The Company's policy is to fund pension expense as accrued. Pension expense aggregated $545,000, $472,000, and $217,000 in 1997, 1996, and 1995,
respectively. The Company sponsors a 401(k) defined contribution plan covering substantially all Company employees pursuant to which the Company is obligated to match, up to specified amounts, employee contributions. Company contributions to this plan were not material for the periods presented.

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

     A summary of activity (all years adjusted to reflect the two-for-one stock split effected on December 29, 1995) of stock options granted under the plans is as follows:

                                                             WEIGHTED                      NUMBER OF
                                                             AVERAGE         NUMBER OF      OPTIONS
                                                          EXERCISE PRICE      OPTIONS      AVAILABLE
                                                            PER SHARE       OUTSTANDING    FOR GRANT
                                                          --------------    -----------    ---------
January 1, 1995.........................................      $ 5.16          305,132       150,528
     Authorized.........................................                       --           230,000
     Granted............................................        9.14          128,920      (128,920)
     Canceled...........................................        5.61           (8,192)        8,192
     Exercised..........................................        5.02          (14,282)        --
                                                                             --------      --------
December 31, 1995.......................................        6.40          411,578       259,800
     Granted............................................       12.46           68,605       (68,605)
     Canceled...........................................        8.19           (8,557)        8,557
     Exercised..........................................        5.71          (33,838)        --
                                                                             --------      --------
December 31, 1996.......................................        7.37          437,788       199,752
     Granted............................................       18.32           97,070       (97,070)
     Canceled...........................................       14.22          (28,305)       28,305
     Exercised..........................................        5.91         (139,020)        --
                                                                             --------      --------
December 31, 1997.......................................      $10.31          367,533       130,987
                                                                             ========      ========
     Exercisable at December 31, 1995...................      $ 5.25          166,999
     Exercisable at December 31, 1996...................      $ 6.01          278,935
     Exercisable at December 31, 1997...................      $ 7.31          232,856

     The grant date fair value for options granted in 1997, 1996 and 1995 was $9.60, $4.19 and $3.46, respectively.

     The following table sets forth information regarding stock options outstanding at December 31, 1997 under the Stock Option Plans as described above:

                                                                                           AVERAGE
  NUMBER                                        WEIGHTED    WEIGHTED        NUMBER        EXERCISE
OF OPTIONS                      RANGE OF        AVERAGE      AVERAGE      CURRENTLY       PRICE FOR
OUTSTANDING                     EXERCISE        EXERCISE    REMAINING    EXERCISABLE       OPTIONS
AT 12/31/97                      PRICES          PRICE        LIFE       AT 12/31/97     EXERCISABLE
-----------                     --------        --------    ---------    -----------     -----------
  136,905     .............  $ 4.56 - $ 6.84     $ 5.28       1.68         136,905         $ 5.31
   96,775     .............    6.85 -  10.26       9.21       3.62          73,183           9.34
   50,305     .............   10.27 -  15.39      12.08       4.02          16,768          12.34
   67,548     .............   15.40 -  23.09      16.83       9.24           6,000          17.12
   16,000     .............   23.10 -  27.00      26.84       9.72              --             --
  -------                                        ------       ----         -------         ------
  367,533     .............                      $10.31       4.25         232,856         $ 8.47
  =======                                        ======       ====         =======         ======

PRO FORMA DISCLOSURES

     As described in Note 1, the Company applies the intrinsic value method of APB No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows:

                                        1997          1996          1995
                                        ----          ----          ----
Net income.........................  $7,023,195    $5,038,337    $3,625,525
Basic earnings per share...........  $     1.40    $     1.06    $     0.80
Diluted earnings per share.........  $     1.34    $     1.02    $     0.78

     For purposes of the pro forma disclosures, the fair value of the options granted under the Company's stock option plans during 1997, 1996 and 1995 was estimated on the date of grant using the Binomial option pricing model. Key assumptions used to apply this pricing model are as follows:

                                            1997         1996         1995
                                            ----         ----         ----
Risk free interest rate.................      6.41%        6.08%        7.01%
Expected life of option grants..........  9.5 years    4.5 years    4.5 years
Expected volatility of underlying
  stock.................................     35.27%       32.87%       36.86%
Expected dividend payment rate..........      0.85%        0.85%        0.85%

     The proforma disclosures only include the effects of options granted in 1997, 1996, and 1995.

8.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and forward exchange contracts (see Note 5). The Company's cash equivalents consist of money market funds placed with major banks and financial institutions. The Company's trade receivables principally include amounts due from retailers who are geographically dispersed. The Company's three largest customers accounted for 54% and 55% of the trade receivables outstanding at December 31, 1997 and 1996, respectively. The Company routinely assesses the financial strength of its customers and purchases credit insurance to limit its potential exposure to trade receivable credit risks. The Company routinely assesses the financial strength of the bank which is the counterparty to the forward exchange contracts. As of December 31, 1997, management believes it had no significant exposure to credit risks.

     Major Customers and Export Sales -- The Company derived 10% or more of its sales from its largest customer. Such amounts aggregated $33,643,000, $25,722,000, and $21,966,000 in 1997, 1996, and 1995, respectively. The
Company's second largest customer accounted for sales of $23,075,000, $18,257,000, and $16,500,000 in 1997, 1996, and 1995, respectively. The
Company's third largest customer accounted for sales of $13,315,000 and 9,908,000 in 1997 and 1996. No other customer accounted for 10% or more of the

Company's sales. Export sales, primarily to Europe, Canada, South America and the Pacific Rim, were approximately $16,250,000 and $11,564,000 in 1997 and 1996, respectively.

     Reliance on Licensed Products -- The Company derives a significant portion of its sales from products under license. A licensing agreement (see Note 6) with a company will expire at the end of 1998. Sales of products licensed under the agreement amounted to 40% of the Company's total net sales for year ended December 31, 1997. Management is in the process of negotiating continuance of this agreement.

     Reliance on Foreign Manufacturers -- The Company does not own or operate its own manufacturing facilities. In 1997 and 1996, the Company derived approximately 60% and 55%, respectively, of its net sales from products manufactured by others in the Far East, mainly in the Peoples Republic of China. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely, depending on the particular product.

9.  COMPUTATION OF EARNINGS PER SHARE

     Computation of the earnings per share ("EPS") in accordance with SFAS No. 128 are as follows:

                                                                INCOME         SHARES       PER SHARE
                                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                              -----------   -------------   ---------
FOR THE YEAR ENDED 1995:
Net income..................................................  $3,724,493
                                                              ----------
BASIC EPS
Income available to common stockholders.....................   3,724,493      4,507,058       $0.83
                                                                                              =====
EFFECT OF DILUTIVE SECURITIES
Incentive stock options.....................................                    156,433
                                                              ----------      ---------
DILUTED EPS
Income available to common stockholders and assumed
  conversions...............................................  $3,724,493      4,663,491       $0.80
                                                              ==========      =========       =====
FOR THE YEAR ENDED 1996:
Net income..................................................  $5,241,479
                                                              ----------
BASIC EPS
Income available to common stockholders.....................   5,241,479      4,733,178       $1.11
                                                                                              =====
EFFECT OF DILUTIVE SECURITIES
Incentive stock options.....................................                    212,813
                                                              ----------      ---------
DILUTED EPS
Income available to common stockholders and assumed
  conversions...............................................  $5,241,479      4,945,991       $1.06
                                                              ==========      =========       =====
FOR THE YEAR ENDED 1997:
Net income..................................................  $7,444,789
                                                              ----------
BASIC EPS
Income available to common stockholders.....................   7,444,789      5,001,887       $1.49
                                                                                              =====
EFFECT OF DILUTIVE SECURITIES
Incentive stock options.....................................                    224,644
                                                              ----------      ---------
DILUTED EPS
Income available to common stockholders and assumed
  conversions...............................................  $7,444,789      5,226,531       $1.42
                                                              ==========      =========       =====

     As of December 31, 1997, options to purchase 15,000 shares of common stock at $27 per share were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2007, were still outstanding at the end of 1997.

     As of December 31, 1996, options to purchase 6,000 shares of common stock at $17 1/8 per share were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2001, were still outstanding at the end of 1996.

     As of December 31, 1995, no options were anti-dilutive.

10.  OFFERING OF COMMON STOCK

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

     During 1996, the Company proceeded with the postponed offering of shares and entered into an agreement with a group of underwriters to sell 1.6 million shares of common stock (the "shares"), consisting of 400,000 newly issued shares and 1,200,000 shares of certain selling stockholders. The closing of the sale was held on July 1, 1996 at which time the Company issued 400,000 new shares and received the net proceeds of $5,121,750.

                                  * * * * * *

                                                                     SCHEDULE II

                              THE FIRST YEARS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             ADDITIONS
                                               BALANCE,       CHARGED
                                               BEGINNING    TO COSTS AND                    BALANCE
                 DESCRIPTION                    OF YEAR       EXPENSES      DEDUCTIONS    END OF YEAR
                 -----------                   ---------    ------------    ----------    -----------
Valuations Accounts Deducted from Assets to
  which they Apply --
     Allowance for doubtful accounts:
          1997...............................  $185,000       $147,541       $147,541(1)   $185,000
                                               ========       ========       ========      ========
          1996...............................  $185,000       $152,582       $152,582(1)   $185,000
                                               ========       ========       ========      ========
          1995...............................  $185,000       $ 86,227       $ 86,227(1)   $185,000
                                               ========       ========       ========      ========
     Allowance for obsolete inventory:
          1997...............................  $      0       $250,000       $      0      $250,000
                                               ========       ========       ========      ========

---------------

(1) Net accounts written off.

                              THE FIRST YEARS INC.

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------
  10(g)    The First Years Inc. 1993 Equity Incentive Plan as amended through March 19, 1998.
  10(h)    The First Years Inc. 1993 Stock Option Plan for Directors as
           amended through March 19, 1998.
  10(l)    First Amendment to the Employment Agreement between The
           First Years Inc. and Ronald J. Sidman dated January 16,
           1997.
  10(m)    First Amendment to the Employment Agreement between The
           First Years Inc. and Benjamin Peltz dated January 16, 1997.
  10(n)    The First Years, a Massachusetts Corporation and Affiliates,
           1997 Annual Incentive Plan effective as of January 1, 1997.
  10(o)    Agreement between The First Years Inc. and Wayne Shea dated
           August 12, 1997.
  21       List of Subsidiaries of the Registrant.
  23       Consent of Deloitte & Touche LLP dated March 27, 1998.
27.1       Financial Data Schedule -- 12/31/97
27.2       Financial Data Schedule -- 12/31/96 -- Restated
27.3       Financial Data Schedule -- 12/31/95 -- Restated
  99       Important Factors Regarding Forward-Looking Statements