Form 10-Q
period 1998-06-30
FIRST YEARS INC
filed 1998-08-12
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For The Quarter Ended            June 30, 1998
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

Yes [X]   No [ ]

The number of shares of Registrant's common stock outstanding on July 31, 1998 was 10,365,588.

                              THE FIRST YEARS INC.



                                      INDEX


                                                                           Page
PART I - FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets                                         1

Condensed Consolidated Statements of Income                                   2

Condensed Consolidated Statements of Cash Flows                               3

Notes to Condensed Consolidated Financial Statements                        4-6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       7-8

PART II - OTHER INFORMATION

Other information                                                          9-10

SIGNATURES                                                                   11

EXHIBIT INDEX                                                                12

                              THE FIRST YEARS INC.
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                             June 30,          December 31,
                                                               1998               1997
                                                           -----------         -----------
                                                           (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                  $17,012,216         $ 7,697,040
 Accounts receivable, net                                   18,874,368          19,962,226
 Inventories                                                21,882,700          24,372,881
 Prepaid expenses and other assets                             554,623             414,764
 Deferred tax assets                                         1,279,000           1,279,000
                                                           -----------         -----------
       Total current assets                                 59,602,907          53,725,911
                                                           -----------         -----------

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                                          167,266             167,266
 Building                                                    4,031,889           4,022,095
 Machinery and molds                                         7,228,674           7,151,019
 Furniture and equipment                                     4,225,471           3,947,144
                                                           -----------         -----------
       Total                                                15,653,300          15,287,524
 Less accumulated depreciation                               9,213,168           8,441,874
                                                           -----------         -----------
   Property, plant, and equipment - net                      6,440,132           6,845,650
                                                           -----------         -----------

TOTAL ASSETS                                               $66,043,039         $60,571,561
                                                           ===========         ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                          $ 9,384,724         $10,004,244
 Accrued royalty expense                                     2,336,128           2,051,721
 Accrued payroll expenses                                    1,466,925           1,143,063
 Accrued selling expenses                                    2,610,841           2,387,029
 Federal and state income taxes payable                             --             159,600
                                                           -----------         -----------
       Total current liabilities                            15,798,618          15,745,657
                                                           -----------         -----------


DEFERRED TAX LIABILITY                                         816,900             816,900
                                                           -----------         -----------


STOCKHOLDERS' EQUITY:
 Common stock                                                1,038,041             508,800
 Paid-In capital                                             7,193,576           6,534,308
 Retained earnings                                          41,417,674          37,047,709
 Less: 14,818 shares of
   treasury stock (at cost)                                   (221,770)            (81,813)
                                                           -----------         -----------
       Total stockholders' equity                           49,427,521          44,009,004
                                                           -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                  $66,043,039         $60,571,561
                                                           ===========         ===========



     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                        Three Months Ended               Six Months Ended
                                             June 30,                        June 30,
                                   --------------------------       --------------------------
                                       1998           1997              1998          1997
                                   -----------    -----------       -----------    -----------

NET SALES                          $34,797,802    $32,697,252       $70,484,407    $60,519,296

COST OF PRODUCTS SOLD               20,649,650     19,353,753        42,087,280     35,998,692
                                   -----------    -----------       -----------    -----------

GROSS PROFIT                        14,148,152     13,343,499        28,397,127     24,520,604


SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES             9,821,800      9,882,207        20,209,906     18,286,407
                                   -----------    -----------       -----------    -----------

OPERATING INCOME                     4,326,352      3,461,292         8,187,221      6,234,197

OTHER INCOME (EXPENSES):
  Interest expense                        --          (15,393)             (850)       (25,699)
  Interest income                      125,020          7,164           203,329         22,066
                                   -----------    -----------       -----------    -----------


INCOME BEFORE INCOME TAXES           4,451,372      3,453,063         8,389,700      6,230,564

PROVISION FOR INCOME TAXES           1,802,800      1,443,500         3,397,800      2,554,500
                                   -----------    -----------       -----------    -----------

NET INCOME                         $ 2,648,572    $ 2,009,563       $ 4,991,900    $ 3,676,064
                                   ===========    ===========       ===========    ===========


BASIC EARNINGS PER SHARE           $      0.26    $      0.20       $      0.49    $      0.37
                                   ===========    ===========       ===========    ===========

DILUTED EARNINGS PER SHARE         $      0.25    $      0.19       $      0.47    $      0.36
                                   ===========    ===========       ===========    ===========

CASH DIVIDENDS PAID PER SHARE      $      0.06    $      0.05       $      0.06    $      0.05
                                   ===========    ===========       ===========    ===========















     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

             Condensed Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                  1998                1997
                                                              -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $ 4,991,900         $ 3,676,064
 Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                                  888,746             753,649
    Provision for doubtful accounts                               243,308             169,564
    Loss on disposal of equipment                                 181,458                  --
Increase (decrease) arising from working
    capital items:
    Accounts receivable                                           844,550          (6,531,519)
    Inventories                                                 2,490,181            (217,056)
    Prepaid expenses and other assets                            (139,859)            (80,892)
    Accounts payable and accrued expenses                        (619,520)            115,666
    Accrued royalties                                             284,407             866,579
    Accrued payroll expense                                       323,862           1,102,112
    Accrued selling expenses                                      223,812            (343,087)
    Federal and state income taxes - net                         (159,600)              9,200
                                                              -----------         -----------
     Net cash provided by (used for)
       operating activities                                     9,553,245            (479,720)
                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant,
         and equipment                                           (664,686)         (1,120,542)
                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash Dividend                                                 (621,935)           (496,746)
   Common stock issued under stock
     option plans                                                 558,252             164,235
   Tax benefit of stock option compensation                       490,300             100,000
   Net proceeds from short-term borrowings                             --             200,000
   Repayment of industrial revenue bonds                               --             (66,666)
                                                              -----------         -----------
     Net cash provided by (used for)
       financing activities                                       426,617             (99,177)
                                                              -----------         -----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              9,315,176          (1,699,439)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                     7,697,040           4,164,587
                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $17,012,216         $ 2,465,148
                                                              ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                             $       850         $    25,699
                                                              ===========         ===========
         Income taxes                                         $ 3,164,400         $ 2,518,970
                                                              ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Issuance of treasury stock                                $   139,957                  --
                                                              ===========         ===========




     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1997 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 1998, and the results of operations and cash flows for the periods ended June 30, 1998 and 1997.


2. The Company has 30,000,000 authorized shares of $.10 par value common stock with 10,365,588 and 10,169,182 shares issued and outstanding as of June 30, 1998 and December 31, 1997, respectively.

     On May 8, 1998 the Board of Directors authorized a two-for-one stock split effected in the form of 100% stock dividend paid to stockholders of record on May 29, 1998. Accordingly, all per share and stock option data presented in these financial statements have been restated to reflect the split. The par value for the new shares issued amounted to $519,020 and was transferred from paid-in capital. Distribution of the new shares were paid on June 29, 1998.

     Additionally, on May 8, 1998 the Board of Directors authorized a $0.06 per share annual cash dividend paid on June 29, 1998 to holders of record at the close of business on May 29, 1998.

3. Computation of the Earnings Per Share ("EPS") in accordance with SFAS No. 128 are as follows:


                                                       Income         Shares       Per Share
                                                     (Numerator)   (Denominator)     Amount
                                                     -----------   -------------   ---------

      For the Three Months Ended June 30, 1998:

      Net income...................................  $2,648,572
                                                     ----------
      Basic EPS:
       Income available to common
        stockholders...............................   2,648,572      10,329,748       $0.26
                                                                                      =====

      Effect of Dilutive Securities -
       Incentive stock options.....................                     381,895
                                                     ----------      ----------
      Diluted EPS:
       Income available to common stockholders
        and assumed conversions....................  $2,648,572      10,711,643       $0.25
                                                     ==========      ==========       =====


                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)


3.   Computation of Earnings Per Share (con't)

                                                       Income         Shares       Per Share
                                                     (Numerator)   (Denominator)     Amount
                                                     -----------   -------------   ---------

      For the Six Months Ended June 30, 1998:

      Net income...................................  $4,991,900
                                                     ----------
      Basic EPS:
       Income available to common stockholders.....   4,991,900      10,263,916       $0.49
                                                                                      =====

       Effect of Dilutive Securities -
        Incentive stock options....................                     388,915
                                                     ----------      ----------

      Diluted EPS:
       Income available to common stockholders
        and assumed conversions....................  $4,991,900      10,652,831       $0.47
                                                     ==========      ==========       =====

      For the Three Months Ended June 30, 1997:

      Net income...................................  $2,009,563
                                                     ----------
      Basic EPS:
       Income available to common
        stockholders...............................   2,009,563       9,936,434       $0.20
                                                                                      =====

      Effect of Dilutive Securities -
       Incentive stock options.....................                     496,914
                                                     ----------      ----------

      Diluted EPS:
       Income available to common stockholders
        and assumed conversions....................  $2,009,563      10,433,348       $0.19
                                                     ==========      ==========       =====

      For the Six Months Ended June 30, 1997:

      Net income...................................  $3,676,064
                                                     ----------
      Basic EPS:
       Income available to common stockholders.....   3,676,064       9,918,956       $0.37
                                                                                      =====

      Effect of Dilutive Securities -
       Incentive stock options.....................                     433,766
                                                     ----------      ----------

      Diluted EPS:
       Income available to common stockholders
        and assumed conversions....................  $3,676,064      10,352,722       $0.36
                                                     ==========      ==========       =====


                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)


3.   Computation of Earnings Per Share (con't)

     As of June 30, 1998, no options were anti-dilutive.

     As of June 30, 1997, options to purchase 6,000 shares of common stock at $9 5/8 per share, were not included in the computation of diluted EPS because the option's exercise price was greater than the average price of the common shares. The options, which expire in 2007, were still outstanding at June 30, 1998.


4. The results of operations for the six month period ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


5. During the first six months of 1998, the Company did not borrow against its unsecured line of credit totaling $10,000,000 available from a bank. During 1997, the Company borrowed various amounts up to $2,500,000 of which $200,000 remained outstanding as of June 30, 1997 at a weighted average interest rate of 7.38%.


6. Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" became effective for the Company during the quarter ended March 31, 1998. Adoption of SFAS No. 130 did not have a material impact on the consolidated financial statements.

     The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." These new standards will be effective in the Company's fiscal year ended December 31, 1998. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" will be effective for the Company's fiscal year ended December 31, 2000. The Company has not determined the effects, if any, that these standards will have on its consolidated financial statements.

                              THE FIRST YEARS INC.

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Statements in this Report on Form 10-Q that are not strictly historical are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. The actual results may differ from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment in the development and introduction of new products, described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and Exhibit 99 of the Annual Report on Form 10K for the year ended December 31,1997, filed with the Securities and Exchange Commission.

Net sales for the first six months of 1998 were $70.5 million, an increase of $10.0 million or 16.5%, as compared to $60.5 million for the comparable period last year. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets.

Cost of products sold for the first six months of 1998 was $42.1 million, an increase of $6.1 million or 16.9%, as compared to $36.0 million for the comparable period last year. As a percentage of sales, cost of products sold in the first six months of 1998 and 1997 were comparable at 59.7% and 59.5%, respectively.

Selling, general, and administrative expenses for the first six months of 1998 were $20.2 million, an increase of $1.9 million or 10.5%, as compared to $18.3 million over such expenses for the first six months of 1997. The increase resulted primarily from costs related to increased sales volume; payroll and payroll related costs and product development. As a percentage of net sales, selling, general, and administrative expenses for the first six months of 1998 decreased to 28.7% from 30.2% in the comparable period of 1997. The decrease was caused by the economies of scale provided by the higher volume of business.

The Company continues to review the Year 2000 issue (Y2K). Review of the Company's internal computer systems for Y2K issues is progressing. The Company presently believes Y2K will not pose significant operational issues and is not anticipated to be material to its financial position or results of operations in any given year. Communications with significant suppliers, customers and service vendors has been initiated to determine the extent of the Company's exposure to others if they fail to remedy their own Y2K issues. No guarantee can be made that systems of other companies on which the Company relies upon will be converted in time or that a failure to convert would not have a material effect on the company.

                              THE FIRST YEARS INC.

         Management's Discussion and Analysis of Financial Condition and
                          Results of Operations (Con't)


Income tax expense as a percentage of pretax income decreased to 40.5% for the first six months of 1998 from 41.0% for the first six months of 1997.

Net working capital increased by $5.8 million in the first six months primarily due to profitable operations. Accounts receivable decreased by $1.1 million and inventories decreased by $2.5 due to normal business fluctuations. Cash increased by $9.3 million primarily resulting from funds generated from operations.

An unsecured bank line of credit of $10.0 million is subject to annual renewal. Amounts outstanding under this line are payable upon demand by the bank. During the first six months of 1998, the Company incurred no borrowings under the line and had no balances outstanding as of June 30, 1998. During the first six months of 1997, the Company borrowed various amounts up to $2.5 million of which $200,000 remained outstanding as of June 30, 1997.

The Company did not incur any other short-term borrowings during the first six months of 1998 and 1997.



Recent Accounting Pronouncements

Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" became effective for the Company during the quarter ended March 31, 1998. Adoption of SFAS No. 130 did not have a material impact on the consolidated financial statements.

The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." These new standards will be effective in the Company's fiscal year ended December 31, 1998. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" will be effective for the Company's fiscal year ended December 31, 2000. The Company has not determined the effects, if any, that these standards will have on its consolidated financial statements.

                              THE FIRST YEARS INC.

                           PART II - OTHER INFORMATION


Items 1 through 3 - Not Applicable

Item 4: Submission of Matters to a Vote of Security holders.

          (a) An Annual Meeting of the Stockholders of The First Years Inc. was held on May 21, 1998.

          (c) The following matters were voted upon at such Annual Meeting and the following votes were cast as to each such matter:

          i.   Election of Class III Directors:

                                         Number of Shares
                                      ----------------------
                                                   Withheld
                                        For        Authority
                                      ---------    ---------

               Ronald J. Sidman       3,975,519      104,425
               Benjamin Peltz         3,976,216      103,728

          ii.  Proposal to approve an amendment to the Company's 1993 Equity
               Incentive Plan:

                                         Number of Shares
                                         ----------------
               For                           2,340,747
               Against                         552,543
               Abstain                          19,820
               Broker Non-Vote               1,166,834

          iii. Proposal to approve an amendment to the Company's 1993 Stock
               Option Plan for Directors:

                                         Number of Shares
                                         ----------------

               For                           2,710,137
               Against                         183,825
               Abstain                          19,148
               Broker Non-Vote               1,166,834

          iv. Proposal to ratify the selection of Deloitte & Touche LLP as auditors for the Company for the fiscal year 1998.

                                         Number of Shares
                                         ----------------

               For                           4,070,558
               Against                           2,782
               Abstentions                       6,604


                              THE FIRST YEARS INC.


                       PART II - OTHER INFORMATION (con't)


Item 5: Deadlines for Submission of Stockholder Proposals

          i. Proposals of Stockholders intended to be presented at the 1999 Annual Meeting of Stockholders and included in the Company's proxy statement and proxy for such annual Meeting, pursuant to Rule 240.14a-8 of the Securities and Exchange Act of 1934 ("Rule 14a-8"), must be received by the Company at its principal executive offices not later than December 15, 1998.

          ii. As established by the Company's advance notice by-law provision, proposals of Stockholders intended to be presented at the 1999 Annual Meeting of Stockholders, but which are submitted outside the processes of Rule 14a-8, and not intended to be included in the Company's proxy statement or proxy for such Annual Meeting, must be received by the Company at its principal executive offices not later than December 15, 1998.

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits - The following exhibits are filed as part of this Report:

          Exhibit     Description
          -------     -----------

            27        Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the past quarter covered by this report.

                              THE FIRST YEARS INC.


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


                                        THE FIRST YEARS INC.
                                        ---------------------------------------
                                                      Registrant



Date 8/12/98                             /s/ John R. Beals
                                         --------------------------------------
                                         John R. Beals, Senior Vice
                                         President and Treasurer,
                                         Duly Authorized Officer and
                                         Principal Financial Officer

                              THE FIRST YEARS INC.


                                  EXHIBIT INDEX



   Exhibit     Description                                                Page
   -------     -----------                                                ----

     27        Financial Data Schedule                                     13