Form 10-K405
period 1998-12-31
FIRST YEARS INC
filed 1999-03-31
CIK 55698

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998; OR

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

     The aggregate market value of the Common Stock held by nonaffiliates of the Company was $112,250,758, based on the price at which the stock was sold over the counter on the Nasdaq National Market, as reported at the close of business on February 26, 1999.

     The number of shares of Registrant's Common Stock outstanding on December 31, 1998 was 10,440,014.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. The following sections of such definitive proxy statement are hereby incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K: "Common Stock Ownership of Certain Beneficial Owners and Management;" "Election of Directors;" "Executive Compensation" (other than the Board Compensation Committee Report on Executive Compensation and the Performance Chart); and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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

  Products

     The Company's product line, which contains approximately 300 items that range in retail price from approximately $0.99 to $89.99, is categorized and marketed into five distinct product categories as follows:

     Feeding & Soothing. The Feeding & Soothing category is comprised of bottles and accessories, nipples, pacifiers, teethers, bowls, drinking cups, dishes, flatware, bibs, breast-feeding accessories and feeding sets. This category includes the TumbleMates line of training cups, bowls, plates and utensils, designed for serving, storing and transporting drinks and snacks, and which features a system of interchangeable cups and lids. This category also includes the Simplicity line of breast feeding accessories, the Flowright angled feeding system of nipples and bottles, the Sure pacifier and the new All-In-One highchair.

     Play & Discover. The Play & Discover category consists of an extensive line of entertaining, skill-developing toys for infants and toddlers including crib toys, floor toys, hand-held toys, and large play items. The Play & Discover category includes the Company's Washables line of 100% washable, dishwasher-safe toys and its Firstronics line of hand-held electronic toys for children under three years of age. In 1998, the Company introduced the 3-in-1 Gym to Walker which received three prestigious awards from independent panels of child development experts.

     Care & Safety. The Care & Safety category consists of a broad line of bathing and grooming accessories, home safety and monitoring products such as door and cabinet latches, toilet-training products and products appropriate for the health and hygiene needs of infants. This category includes the Crisp & Clear Plus 900MHz Nursery Monitor.

     Winnie the Pooh. The Winnie the Pooh category consists of over 65 basic products including teethers, rattles, bibs, bottles, bathing accessories and gift sets featuring Winnie the Pooh characters. In 1998, the Company introduced numerous additional items in this category including Pooh PlayPals and Pooh Sports Bottles.

     Sesame Street. The Sesame Street category consists of over 30 basic products including teethers, pacifiers, bottles, drinking cups, dishes, flatware, healthcare products, car sun shade, hooded towels, rattles and a toilet trainer.
                            ------------------------

     THE FIRST YEARS(R) Ideas Inspired by Parents(R), TumbleMates(R), Firstronics(R), and Washables(R) are registered trademarks of The First Years Inc., Simplicity(TM), Flowright(TM), All-In-One(TM), Sure(TM), Crisp & Clear Plus(TM) and ComforTemp(TM) are trademarks of The First Years Inc. SESAME STREET is a registered trademark of Children's Television Workshop, WINNIE THE POOH(R) and POOH(R) are registered trademarks of Disney Enterprises, Inc.

PRODUCT DESIGN, DEVELOPMENT AND MARKETING

     The Company devotes substantial resources to product development. The Company employs a staff of professionals engaged in the creation of new products and uses a diverse group of outside designers and developers. For the past 18 years the Company's product line also has been designed in consultation with Dr.
T. Berry Brazelton, the well-known pediatrician and authority on child development, and staff members of the Child Development Unit at Children's Hospital in Boston, Massachusetts (the "CDU"), of which Dr. Brazelton is founder and Director Emeritus.

     The Company spent approximately $3.3, $2.6 and $2.2 million on new product development in 1998, 1997 and 1996, respectively. Most of the Company's new products are shown at the Juvenile Products Manufacturers Association Trade Show, in Dallas, Texas in the fall of each year, and a variety of other national and international toy and baby fairs.

SALES

     The Company's products are sold nationally and internationally to a broad spectrum of customers including mass merchants, national variety and drug stores, supermarkets, wholesale clubs, convenience stores, toy specialty stores, wholesale distributors, department stores, mail order catalogs and catalog stores. The Company currently has customers in over 60 countries. Major customers include Wal*Mart, Toys "R" Us, Target, Kmart, Kroger, Sears, Eckerd Drugs, Rite Aid, Albertsons, and J.C. Penney.

     The Company's products are sold in the United States and Canada primarily through the Company's internal sales staff and a network of 42 independent sales representatives. The Company's sales staff is responsible for supervising and training the sales representatives. Such training is conducted at the Company's headquarters and throughout the United States.

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

     The Company's international sales in 1998, 1997 and 1996 were approximately $16.7, $16.2 and $11.6 million, respectively, and accounted for approximately 12.6%, 13.5% and 12.5% of the Company's total net sales in 1998, 1997 and 1996, respectively. (See "Notes to Financial Statements, Number 8.")

     During 1998, Wal*Mart, Toys "R" Us, and Target accounted for approximately 29%, 17%, and 11% of the Company's net sales, respectively. A significant reduction in purchases by any of these customers could have a material adverse effect on the Company's business.

     Backlog is not a significant and material aspect of the Company's business. Customers place orders on an as needed basis. As the Company's sales have increased, the amount of unfilled orders at any time has not been indicative of future results.

LICENSED CHARACTER PRODUCTS

     Since 1996, the Company has entered into and renewed various agreements which provide for the payment of royalties on certain of the Company's products featuring licensed cartoon characters. The agreements have various terms and require minimum royalty payments of $5,380,000 during the terms of these agreements. A major licensing agreement which was to expire at the end of 1998 has been extended through March 31, 1999. Sales of products licensed under the agreement amounted to 42% of the Company's total net sales for the year ended December 31, 1998. Management is in the process of negotiating a renewal of this agreement. While management expects the licensing agreement to be renewed, non-renewal of this licensing agreement or, renewal on terms not favorable to the Company could have a material adverse affect on the Company's business (see Exhibit 99 to this Report, "Important Factors Regarding Forward-Looking Statements" and "Notes to the Financial Statements," Numbers 6 and 8).

MANUFACTURING AND SOURCES OF SUPPLY

     The Company does not own or operate its own manufacturing facilities. In 1998, all of the Company's products were manufactured either using the Company's custom tools (molds and dies) or to the Company's specifications by approximately 25 manufacturers located in the United States, Canada, China, Taiwan, Thailand, and Mexico. Approximately 65% of all of its products sold in 1998 were manufactured in Asia, primarily in China. A large percentage of the Company's furnishings and other large products were manufactured in 1998 by suppliers in the United States and Canada because of the significantly higher shipping costs from the Far East.

     Generally the Company uses one manufacturer to make each product from its supplier base in Asia, Canada, and the United States. Due to the high cost of developing duplicate tooling (predominantly molds and dies), most of the Company's products are made using one set of tools; however, the Company has developed duplicate tools for several of its key and high-volume products. In December, 1996, the Company entered into an agreement with Exergen Corporation to jointly design and develop the Company's ComforTemp thermometer. The ComforTemp is an instant underarm thermometer which uses an infrared temperature-taking technology developed and patented by Exergen. The Company is dependent on Exergen for Exergen's technology and proprietary components. The Company introduced the Comfortemp to the market in 1997. There can be no assurance that the Company will continue to obtain such proprietary components from Exergen or that the ComforTemp thermometer, will result in substantial sales. The Company believes it has alternative manufacturing sources available for all of its other products. Because it owns its tools, it could shift its sources of manufacturing for such other products to an alternative supplier.

     In 1998, the Company's largest supplier, which is based in the United States, accounted for products that represented approximately 13% of its net sales in 1998. Other than as described above, the Company has not entered into long-term contractual arrangements with any of its suppliers.

     The principal raw materials used in the production and sale of the Company's products are plastic, paperboard and cloth. Raw materials are purchased by the manufacturers who deliver completed products to the Company. Because the primary source used in manufactured plastic is petroleum, the cost and availability of plastic for use in the Company's products varies to a great extent with the price of petroleum. The inability of the Company's suppliers to acquire sufficient plastic and paperboard at a reasonable price could have a material adverse effect on the Company's profitability. The Company did not experience any difficulties in obtaining materials in 1998.

     The Company purchases its products from its suppliers primarily in the U.S. dollar and the Hong Kong dollar which is currently pegged to the U.S. dollar. Generally, the Company's suppliers ship the products on the basis of open credit terms or upon the acceptance of products by the Company.

     Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation or the imposition of restrictive regulations conditioning or revoking China's Normal Trade Relations ("NTR") trading status could have a material adverse effect upon the Company's business because products originating from China could be subjected to substantially higher rates of duty. China's NTR trading status has been extended through July 3, 1999. Unless Congress takes action to override this decision, China will continue to enjoy NTR treatment during this period. The European Community (the "EC") has enacted a quota and tariff system with respect to the importation into the EC of certain toy products originating in China. The Company, therefore, continues to evaluate alternative sources of supply outside of China.

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

EMPLOYEES

     As of December 31, 1998, the Company employed 148 full-time and 7 part-time employees, of whom 6 are senior executive officers and all of the other employees of the Company are in sales, marketing and product development, in materials, purchasing, quality control, data processing, finance, administration and clerical, and warehousing positions. None of the Company's employees is represented by a union, and the Company has not experienced any work stoppages. The Company believes that relations with employees are good.

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

                                                                                               OFFICER OR
                                                                                                DIRECTOR
                   NAME                     AGE                    POSITION                      SINCE
                   ----                     ---                    --------                    ----------
Ronald J. Sidman..........................  52    President, Chairman of the Board of
                                                  Directors, and Chief Executive Officer          1975
Jerome M. Karp............................  71    Vice Chairman of the Board of Directors         1969
Benjamin Peltz............................  59    Director                                        1975
Evelyn Sidman.............................  85    Clerk and Director                              1979
Fred T. Page..............................  52    Director                                        1988
Kenneth R. Sidman.........................  53    Director                                        1998
Lewis M. Weston...........................  72    Director                                        1998
Walker J. Wallace.........................  54    Director                                        1999
John R. Beals.............................  44    Treasurer, Senior Vice President -- Finance
                                                  and Chief Financial Officer                     1990
Wayne Shea................................  44    Senior Vice President -- Worldwide Sales
                                                  and Merchandising                               1991
Bruce Baron...............................  38    Senior Vice President -- Operations             1997
James N. Turner...........................  41    Senior Vice President -- Marketing and New
                                                  Product Development                             1998

---------------

     Mr. Sidman has been the President of the Company since January 1989 and Chairman of the Board of Directors and Chief Executive Officer since March 1995.

     Mr. Page has been the President -- Network Services of Southern New England Telecommunications Corporation ("SNET"), a subsidiary of Southwestern Bell, since January, 1994 and has been with SNET for over 5 years.

     Kenneth R. Sidman has been Vice President, Business & Technology Development, at Norton Performance Plastics Corp., Wayne, NJ, a subsidiary of Compagnie de Saint-Gobain, since 1997. Mr. Sidman joined Norton Performance Plastics Corp. in 1984 as Director, New Business Development, and from 1992 to 1997, was Vice President, Marketing & New Business Development.

     Mr. Lewis M. Weston has been a Limited Partner of Goldman, Sachs & Co., since 1978. He has been with Goldman Sachs since 1951 and was made a General Partner in 1967. He was Partner in charge of the Syndicate Department from 1969 to 1978, a period during which he was also active with the National Association of Securities Dealers (NASD), serving three years as a member of the NASD's Board of Governors. Currently, Mr. Weston is a board member of South East Asia Venture Investment Company (SEAVIC) and SEAVIC, III, Singapore, and the Thai Prime Fund, Singapore, as well as a member of the

International Advisory Board of Banco Finantia, Lisbon, Portugal. He also serves on the Investors Representative Committee of the China Dynamic Investment Fund.

     Walker J. Wallace was with Proctor & Gamble for 30 years, from 1967 to 1997. He was made a Vice President of Proctor & Gamble in 1991 and served as Vice President -- Worldwide Strategic Planning for various core product categories (laundry and cleaning products, paper products, diapers) from 1993 to 1997. Mr. Wallace is on the Board of the Student Loan Funding Resources in Cincinnati, Ohio.

     Mr. Beals has been Senior Vice President -- Finance since March, 1998 and Treasurer of the Company since January, 1998. He has been Chief Financial Officer of the Company since July, 1997. From July, 1997 to March, 1998 he was Vice President -- Finance of the Company and from January, 1990 to June, 1997, he was the Assistant Treasurer and Controller of the Company.

     Mr. Shea has been Senior Vice President of Worldwide Sales & Merchandising since July, 1997. From January, 1995 to June, 1997, Mr. Shea was Vice President Worldwide Sales & Merchandising and from July, 1991 to December, 1994, Mr. Shea was Vice President of Service and Merchandising of the Company.

     Mr. Baron has been Senior Vice President -- Operations since August, 1997. Prior to that time, Mr. Baron was Vice President of Operations at Crabtree & Evelyn from 1988 to July, 1997.

     Mr. Turner has been Senior Vice President -- Marketing and New Product Development since July, 1998. Prior to that time, from July, 1995 to June, 1998, he was the Vice President -- Product Development of Tupperware Services and from November, 1992 to June, 1995 he was Vice President -- Marketing of Tupperware Asia Pacific.

ITEM 2.  PROPERTIES

     The Company owns its executive and administrative offices and principal warehouse which are located in a building at One Kiddie Drive, Avon, Massachusetts. The building contains approximately 124,000 square feet of space, of which approximately 20,500 square feet are used for executive and administrative offices and the balance, approximately 103,500 square feet is utilized for warehousing. The Company also has sales offices in leased premises in Cirencester, England. The Company's subsidiary, TFY-Delaware has sales offices in leased premises in Missouri and California.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market. Below is a summary of the actual high and low sales prices of the Company's Common Stock for each quarter of 1998 and 1997 as reported by Nasdaq and retroactively adjusted to reflect the Company's 2-for-1 stock split effected on June 29, 1998.

                                      1998

                          QUARTER                              LOW         HIGH
                          -------                              ---         ----
First.......................................................  $10 1/2     $18 1/8
Second......................................................   15 1/4      20
Third.......................................................   12          19 1/2
Fourth......................................................    9          18 1/4

                                      1997

                          QUARTER                              LOW         HIGH
                          -------                              ---         ----
First.......................................................  $ 7 3/4     $ 8 15/16
Second......................................................    7 1/2      10 7/8
Third.......................................................    9 3/4      14 1/2
Fourth......................................................   10 1/4      14 3/8

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                                APPROXIMATE NUMBER
                                                                 OF RECORD HOLDERS
                       TITLE OF CLASS                        (AS OF DECEMBER 31, 1998)
                       --------------                        -------------------------
Common Stock, $.10 Par Value                                            155

(c)  DIVIDEND POLICY

     In 1997 and 1998, the Company paid a cash dividend on its Common Stock of $0.05 and $0.06 per share, respectively, which were paid on June 2, 1997 and June 29, 1998, respectively. The Company currently expects that comparable cash dividends will continue to be paid in the future. However, the declaration and payment of any such cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs, and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will continue to pay dividends in the future.

     The Company's Board of Directors declared on May 8, 1998, a 2-for-1 stock split effected in the form of a 100% stock dividend payable on June 29, 1998 to holders of record on May 29, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

                                 1998           1997          1996          1995          1994
                                 ----           ----          ----          ----          ----
SELECTED INCOME STATEMENT DATA:
Net sales.................   $132,716,379   $120,695,988   $93,110,361   $75,757,322   $53,233,109
Cost of products sold.....     80,737,193     71,185,634    55,463,255    45,108,546    29,498,457
Selling, general and
  administrative
  expenses................     39,011,893     37,165,878    28,580,039    23,961,206    18,915,908
Interest expense..........             --         27,709       358,637       186,338        24,575
Interest income...........        590,822        168,922        27,349        16,718        66,605
Offering expenses.........             --             --            --       310,457            --
Income before income
  taxes...................     13,558,115     12,485,689     8,735,779     6,207,493     4,860,774
Provision for income
  taxes...................      5,545,300      5,040,900     3,494,300     2,483,000     1,871,400
Net income................      8,012,815      7,444,789     5,241,479     3,724,493     2,989,374
Basic earnings per
  share**.................          $0.78          $0.75         $0.55         $0.41         $0.33
Diluted earnings per
  share**.................          $0.75          $0.71         $0.53         $0.40         $0.33
Dividends paid per
  share*..................          $0.06          $0.05         $0.05         $0.05         $0.05
Basic weighted average
  number of shares
  outstanding**...........     10,338,857     10,003,774     9,466,356     9,014,116     8,994,488
Diluted weighted average
  number of shares
  outstanding**...........     10,669,503     10,453,062     9,891,982     9,326,982     8,994,488
SELECTED BALANCE SHEET
  DATA:
Total assets..............   $ 69,275,895   $ 60,571,561   $47,049,537   $41,712,080   $28,852,785
Long-term debt............             --             --            --       100,001       233,334
Stockholders' equity......     52,647,404     44,009,004    35,866,440    25,763,259    22,349,947
Stockholders' equity per
  share**.................          $4.93          $4.21         $3.63         $2.76         $2.49

---------------

 * Adjusted to reflect the two-for-one stock split effected on June 29, 1998 and December 29, 1995, respectively.

** Adjusted to reflect the two-for-one stock split effected on June 29, 1998 and December 29, 1995, respectively and restated to reflect adoption of Statement of Financial Accounting Standard No. 128 in the fourth quarter of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF FORWARD LOOKING INFORMATION:

     Statements in this Report on Form 10-K that are not strictly historical are "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties or other factors which may cause material differences in actual results or performance. These factors include, but are not limited to, the ability to introduce new products, dependence on licensed products, and the renewal of a major license, reliance upon major customers and foreign suppliers, competitive market pressures, changes in consumer preferences and in the retail industry, risks related to year 2000 compliance and other factors, described more fully in
Exhibit 99 of this Annual Report for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales in 1998 were $132.8 million, an increase of $12.1 million, or 10.0%, as compared to $120.7 million in 1997. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets. An additional factor affecting sales was a charge of $3.0 million relating to sales returns of certain products containing diisononyl phthalate ("DINP"), a plastic softener. As a percent of sales, net sales to foreign markets decreased to 12.6% in 1998 from 13.5% in 1997 as sales increases in Europe were partially offset by reduced sales in Latin America and the Pacific Rim due to poor economic conditions. The Company currently believes economic conditions in Latin America and the Pacific Rim may negatively affect sales potential during the short to medium term but that in the long term substantial opportunity exists. As a percentage of net sales, sales of licensed products increased to 48.4% in 1998 from 43.1% in 1997. The Company derives a significant portion of its sales from products under license. A major licensing agreement, which was to expire at the end of 1998, has been extended through March 31, 1999. Sales of products licensed under the agreement amounted to 42% of the Company's total net sales for the year ended December 31, 1998. Management is in the process of negotiating a renewal of this agreement. While management expects the licensing agreement to be renewed, non-renewal of this licensing agreement or, renewal on terms not favorable to the Company could have a material adverse affect on the Company's business. The Company also currently believes that the growth in licensed products as a percent of total sales may begin to lessen as demand for licensed products matures.

     Cost of products sold in 1998 was $80.7 million, an increase of $9.5 million or 13.4%, as compared to $71.2 million in 1997. As a percentage of net sales, cost of products sold in 1998 increased to 60.8% from 59.0% in the comparable period of 1997. The increase was primarily due to a charge of $1.1 million relating to write-off of inventory of certain products containing DINP. Without the charge related to DINP, cost of products sold would have remained consistent at 58.9% in 1998 and 59.0% in 1997, respectively.

     Selling general and administrative expenses in 1998 were $39.0 million, an increase of $1.8 million, or 5.0%, as compared to $37.2 million of such expenses in 1997. The increase was primarily due to costs related to increased sales volume and payroll and payroll related costs. As a percentage of net sales, selling, general, and administrative expenses decreased to 29.4% in 1998 from 30.8% in the comparable period of 1997. The decrease reflects a reduction in advertising expenses in 1998 as well as the continued effective management of selling, general, and administrative expenses.

     Income tax expense as a percentage of pretax income increased to 40.9% in 1998 from 40.4% in 1997 as a portion of the Company's taxable income was taxed at a higher statutory rate.

YEAR 2000 ISSUE

     The "Year 2000 Issue" (Y2K) relates to problems that may result from the incorrect processing of information using dates or date sensitive data by computers and other machines utilizing embedded microprocessors. The problem is attributable to the computer or software recognizing the year as a two digit number "00" as opposed to the Year "2000". As year 2000 approaches, uncertainty relating to these Y2K issues must be addressed in order to correct the problem or properly plan for possible contingencies to handle anticipated issues, if any.

     The Company started addressing the Y2K issue in 1996 and has been following a plan, in phases, to identify, inventory, prioritize and correct all known Y2K issues. The project plan incorporates the various phases and will evaluate both information technology (IT) related hardware and software as well as non-IT issues such as facilities operations and product related technology. The project will also attempt to obtain assurance from mission critical vendors (banks, transfer agents, manufacturing suppliers, utilities and other suppliers of critical services to the Company) about their Y2K readiness and develop contingency plans for issues that may arise from the failure of those vendors as well as customers to achieve Y2K compliance. The Company has substantially completed its review of all IT related systems and currently believes it will be Y2K compliant by the end of the third quarter of 1999. The Company is currently in the identification and inventory phase of the review of non-IT systems and mission critical third party relationships which is currently expected to be completed during the second quarter of 1999. Based on the review of responses from third-party vendors, which has been substantially completed, the Company currently expects to prioritize the corrective actions required, if any, and commence the corrections phase of the project during the third quarter of 1999.

     The Company has initiated the contingency planning phase of the Y2K project. A committee, including members of senior management, has been formed to evaluate the response from mission critical third parties regarding assurance of their Y2K readiness. Additionally, the committee is evaluating general operational issues that may be affected by Y2K problems not limited to direct third party relationships and is in the process of incorporating all issues into a formal contingency plan. The contingency plan development is progressing according to the overall Y2K plan and is expected to be substantially complete by the end of the second quarter of 1999.

     The cost to address the Y2K Issue has not been and is not expected to be material to the Company's financial position or have a material impact on operating results. Since 1996 the Company has incurred expenses of approximately $100,000 to address the Y2K issue and anticipates incurring an additional $100,000 related to the Y2K issue. Anticipated additional costs do not consider costs, if any, related to the failure of third party relationships to become "Year 2000" compliant. All expenses incurred to date have been recognized as expense in the Company's consolidated financial statements in the period incurred. Costs, if any, related to the correction of Y2K issues caused by a third party's failure to be Y2K compliant would be expensed as incurred.

     Based on the Y2K assessment information obtained and corrections implemented to date, the Company currently believes that the Year 2000 Issue will not have a material adverse effect on its financial position or results of operations. The Company believes that its most reasonably likely, worst case scenario may involve non-compliant third parties, including failure of suppliers, distributors, shipping carriers, utility companies and other similar third parties to provide their services to the Company. The Company is currently inventorying results of a vendor compliance survey which will facilitate the risk assessment and contingency planning phase of non-IT related issues which will include planning for worst case scenarios, however, there can be no assurance that the failure to ensure Year 2000 capability by a supplier, customer, or another third party would not have a material adverse effect on the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $7.5 million to $45.5 million at December 31, 1998 from $38.0 million at December 31, 1997 primarily due to funds generated from profitable operations and reductions in inventory. Cash increased by $12.1 million primarily as a result of profitable operations.

     In 1996, the Company consummated a public offering of common stock. The closing of the sale, consisting of 800,000 (post 1998 stock split) newly issued shares and 2,400,000 (post 1998 stock split) shares of certain selling stockholders was held on July 1, 1996 at which time the Company issued the new shares and received the net proceeds of $5,121,750. The proceeds of the newly issued shares were used to pay certain indebtedness of the Company.

     An unsecured line of credit of $10 million which is subject to annual renewal, is available from a bank. Amounts outstanding under the line are payable upon demand by the bank. During 1998, the Company had no borrowings under the line of credit. As of December 31, 1998 no balance was outstanding.

     The Company paid a cash dividend of $0.06 and $0.05 per share of Common Stock in June of 1998 and 1997, respectively.

     The Company expects cash flow from operations and availability under the Company's lines of credit to be sufficient to meet cash needs for working capital expenditures for the next two years.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

     Inflation has not had a material effect on the Company's operating results over the past three years.

     The Company enters into forward exchange contracts to minimize the impact of fluctuations in currency exchange rates on future cash flows emanating from sales denominated in foreign currencies. The Company does not purchase such contracts for trading purposes. During 1998, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's commitment under these contracts approximated $500,000 as of December 31, 1998. At December 31, 1998, the exchange rates for such currencies covered by the contracts approximated the predetermined rates included therein. The Company routinely assesses the financial strength of the bank which is counterparty to the forward exchange contracts. As of December 31, 1998, management believes it had no significant exposure to credit risk relative to such contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The adoption of SFAS No. 130 resulted in no changes to the consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." As required, the company adopted SFAS No. 131 in the fourth quarter of 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company is currently evaluating the effect of implementing SFAS No. 133, which will be effective for the year beginning January 1, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See discussion in second paragraph of Item 7, "Inflation and Foreign Currency Fluctuations", for required quantitative and qualitative disclosure about primary exposure to market risk.

     The foreign currencies to which the Company has the most significant exchange rate exposure is the British pound. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements listed under Item 14.(a) 1. are included in Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There is nothing to report relating to this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in the Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders, except that the sections in said definitive proxy statement entitled "Board Compensation Committee Report on Executive Compensation" and the "Stock Performance Chart" shall not be deemed incorporated herein by reference to this 10-K Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

                                      III-1

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14.(a) 1.  FINANCIAL STATEMENTS

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income for the Years Ended December 31,
           1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the Years Ended
           December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31,
           1998, 1997 and 1996

   (a) 2. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                                                                          PAGE
                                                                          ----
  Management Contracts and Compensatory Plans

(10)(g)   The First Years Inc. 1993 Equity Incentive Plan, as amended through March 19, 1998 (filed as Exhibit (10)(g) on Form
          10-K for the year ended December 31, 1997 and incorporated herein by reference).
(10)(h)   The First Years Inc. 1993 Stock Option Plan for Directors,
          as amended through March 19, 1998 (filed as Exhibit (10)(h)
          on Form 10-K for the year ended December 31, 1997 and
          incorporated herein by reference).
(10)(i)   Agreement between The First Years Inc. and Jerome M. Karp
          dated August 8, 1994 (filed as Exhibit 10(c) to the Form
          10-Q Report for the quarter ended June 30, 1994, and
          incorporated herein by reference).
(10)(j)   Employment Agreement between The First Years Inc. and
          Benjamin Peltz, dated March 23, 1995 (filed as Exhibit 10(j)
          on Form 10-K for the year ended December 31, 1994 and
          incorporated herein by reference).
(10)(k)   Employment Agreement between The First Years Inc. and Ronald
          J. Sidman, dated March 23, 1995 (filed as Exhibit 10(k) on
          Form 10-K for the year ended December 31, 1994 and
          incorporated herein by reference).
(10)(l)   First Amendment to Employment Agreement between The First
          Years Inc. and Ronald J. Sidman dated January 16, 1997
          (filed as Exhibit (10)(l) on Form 10-K for the year ended
          December 31, 1997 and incorporated herein by reference).
(10)(m)   First Amendment to Employment Agreement between The First
          Years Inc. and Benjamin Peltz dated January 16, 1997 (filed as Exhibit (10)(m) on Form 10-K for the year ended December
          31, 1997 and incorporated herein by reference).
(10)(n)   The First Years Inc., a Massachusetts Corporation, and
          Affiliates -- 1998 Annual Incentive Plan, effective as of
          January 1, 1998.                                               IV-19
(10)(o)   Agreement between The First Years Inc. and Wayne Shea dated
          August 12, 1997 (filed as Exhibit (10)(o) on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
(10)(p)   Agreement between The First Years Inc. and Bruce Baron dated
          July 10, 1997.                                                 IV-19
(10)(q)   Agreement between The First Years Inc. and James N. Turner
          dated June 15, 1998.                                           IV-19
-------------------------------------------------------------------------------

(21)      List of Subsidiaries of the Registrant.                        IV-19
(23)      Consent of Deloitte & Touche LLP dated March 31, 1999.         IV-19
(27)      Financial Data Schedule -- 12/31/98                            IV-19
(99)      Important Factors Regarding Forward-Looking Statements.        IV-19

14.(b)  REPORT ON FORM 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1998.

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

                                            Date:  March 18, 1999

                                            By:      /s/ JOHN R. BEALS
                                              ..................................
                                                 JOHN R. BEALS, TREASURER AND
                                                    SENIOR VICE PRESIDENT --
                                               FINANCE(CHIEF FINANCIAL OFFICER
                                                           AND CHIEF
                                                     ACCOUNTING OFFICER)

                                            Date:  March 18, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 1999.

                     SIGNATURE                                       TITLE                       DATE
                     ---------                                       -----                       ----
               /s/ RONALD J. SIDMAN                  Chief Executive Officer Chairman of    March 18, 1999
     ........................................        the Board of Directors and President
                 RONALD J. SIDMAN

                /s/ JEROME M. KARP                   Vice Chairman of the Board of          March 18, 1999
     ........................................        Directors
                  JEROME M. KARP

                 /s/ EVELYN SIDMAN                   Director                               March 18, 1999
     ........................................
                   EVELYN SIDMAN

                /s/ BENJAMIN PELTZ                   Director                               March 18, 1999
     ........................................
                  BENJAMIN PELTZ

                 /s/ FRED T. PAGE                    Director                               March 18, 1999
     ........................................
                   FRED T. PAGE

                              THE FIRST YEARS INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                                ----
Independent Auditors' Report................................  IV-5
Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 1998 and
      1997..................................................  IV-6
     Consolidated Statements of Income for the Years Ended
      December 31, 1998, 1997, and 1996.....................  IV-7
     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1998, 1997, and 1996.........  IV-8
     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1998, 1997, and 1996...............  IV-9
     Notes to Consolidated Financial Statements.............  IV-10-17
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts for the Years Ended December 31, 1998, 1997, and
  1996......................................................  IV-18

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The First Years Inc.
Avon, Massachusetts

     We have audited the accompanying consolidated balance sheets of The First Years Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of The First Years Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 4, 1999 (March 29, 1999 as
to paragraph 3 of footnote 8)

                              THE FIRST YEARS INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                 1998           1997
                                                                 ----           ----
                                         ASSETS

Current Assets:
     Cash and cash equivalents (Notes 1 and 8)..............  $19,776,897    $ 7,697,040
     Accounts receivable (less allowance for doubtful
      accounts of $270,000 and $185,000 in 1998 and 1997,
      respectively) (Note 8)................................   19,013,127     19,962,226
     Inventories (Note 1)...................................   18,520,023     24,372,881
     Prepaid expenses and other assets......................    2,638,634        414,764
     Deferred tax asset (Notes 1 and 3).....................    1,424,500      1,279,000
                                                              -----------    -----------
          Total current assets..............................   61,373,181     53,725,911
                                                              -----------    -----------

Property, Plant, and Equipment (Note 1):
     Land...................................................      167,266        167,266
     Building...............................................    4,199,790      4,022,095
     Machinery and molds....................................    7,878,103      7,151,019
     Furniture and equipment................................    4,571,636      3,947,144
                                                              -----------    -----------
          Total.............................................   16,816,795     15,287,524
     Less accumulated depreciation..........................    8,914,081      8,441,874
                                                              -----------    -----------
          Property, plant, and equipment -- net.............    7,902,714      6,845,650
                                                              -----------    -----------
          Total Assets......................................  $69,275,895    $60,571,561
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable.......................................  $ 9,400,966    $10,163,844
     Accrued royalty expense (Note 6).......................    2,130,027      2,051,721
     Accrued payroll expenses...............................    1,200,966      1,143,063
     Accrued selling expenses...............................    3,098,232      2,387,029
                                                              -----------    -----------
          Total current liabilities.........................   15,830,191     15,745,657
                                                              -----------    -----------

Deferred Tax Liability (Notes 1 and 3)......................      798,300        816,900
Commitments and Contingencies (Notes 5, 6 and 8)
Stockholders' Equity (Notes 4, 7, 9 and 10):
Common stock -- authorized, 15,000,000 shares; issued
  10,461,408 and 10,176,000; outstanding, 10,440,014 and
  10,169,182 as of December 31, 1998 and 1997,
  respectively..............................................    1,046,141        508,800
Paid-in-capital.............................................    7,472,398      6,534,308
Retained earnings...........................................   44,438,589     37,047,709
Less treasury stock at cost, 21,394 and 6,818 shares as of
  December 31, 1998 and 1997, respectively..................     (309,724)       (81,813)
                                                              -----------    -----------
          Total stockholders' equity........................   52,647,404     44,009,004
                                                              -----------    -----------
          Total Liabilities and Stockholders' Equity........  $69,275,895    $60,571,561
                                                              ===========    ===========

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                        1998            1997           1996
                                                        ----            ----           ----
Net Sales (Notes 1, 6, 8 and 11)..................  $132,716,379    $120,695,988    $93,110,361
Cost of Products Sold (Notes 1 and 11)............    80,737,193      71,185,634     55,463,255
                                                    ------------    ------------    -----------
Gross Profit......................................    51,979,186      49,510,354     37,647,106
Selling, General, and Administrative Expenses
  (Notes 1 and 7).................................    39,011,893      37,165,878     28,580,039
                                                    ------------    ------------    -----------
Operating Income..................................    12,967,293      12,344,476      9,067,067

Other Income (Expense):
     Interest expense.............................            --         (27,709)      (358,637)
     Interest income..............................       590,822         168,922         27,349
                                                    ------------    ------------    -----------
Income Before Income Taxes........................    13,558,115      12,485,689      8,735,779
Provision for Income Taxes (Notes 1 and 3)........     5,545,300       5,040,900      3,494,300
                                                    ------------    ------------    -----------
Net Income (Note 11)..............................  $  8,012,815    $  7,444,789    $ 5,241,479
                                                    ============    ============    ===========
Basic Earnings Per Share (Notes 1 and 9)..........  $       0.78    $       0.75    $      0.55
                                                    ============    ============    ===========
Diluted Earnings Per Share (Notes 1 and 9)........  $       0.75    $       0.71    $      0.53
                                                    ============    ============    ===========

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                        COMMON STOCK
                                     --------------------     PAID-IN      RETAINED     TREASURY
                                     SHARES     PAR VALUE     CAPITAL      EARNINGS       STOCK
                                     ------     ---------     -------      --------     --------
Balance, January 1, 1996.........   4,515,142   $  451,514   $       --   $25,311,745   $      --
     Stock issued under stock
       option plans (Note 7).....      33,838        3,384      190,125            --          --
     Dividends paid..............          --           --           --      (453,557)         --
     Stock issued through public
       offering (Note 10)........     400,000       40,000    5,081,750            --          --
     Net income..................          --           --           --     5,241,479          --
                                   ----------   ----------   ----------   -----------   ---------
Balance, December 31, 1996.......   4,948,980      494,898    5,271,875    30,099,667          --
     Stock issued under stock
       option plans (Note 7).....     139,020       13,902      804,433            --          --
     Tax benefit derived from
       option compensation
       deduction.................          --           --      458,000            --          --
     Dividends paid..............          --           --           --      (496,747)
     Repurchase of 3,409 shares
       for treasury..............      (3,409)          --           --            --     (81,813)
     Net income..................          --           --           --     7,444,789          --
                                   ----------   ----------   ----------   -----------   ---------
Balance, December 31, 1997.......   5,084,591      508,800    6,534,308    37,047,709     (81,813)
     Stock issued under stock
       option plans (Note 7).....     183,205       18,321      916,510            --          --
     Tax benefit derived from
       option compensation
       deduction.................          --           --      540,600            --          --
     Dividends paid..............          --           --           --      (621,935)         --
     Repurchase of 10,576 shares
       for treasury..............     (10,576)          --           --            --    (227,911)
     Stock split, two-for-one
       (Note 4)..................   5,182,794      519,020     (519,020)           --          --
     Net income..................          --           --           --     8,012,815          --
                                   ----------   ----------   ----------   -----------   ---------
Balance, December 31, 1998.......  10,440,014   $1,046,141   $7,472,398   $44,438,589   $(309,724)
                                   ==========   ==========   ==========   ===========   =========

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             1998          1997          1996
                                                          -----------   -----------   -----------
Cash Flows from Operating Activities:
  Net income............................................  $ 8,012,815   $ 7,444,789   $ 5,241,479
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation.......................................    1,415,525     1,397,078     1,228,790
     Provision for doubtful accounts....................      176,034       147,541       152,582
     Loss on disposal of equipment......................      548,469       617,693        37,699
     Increase (decrease) arising from working capital
       items:
       Accounts receivable..............................      773,065    (4,180,302)   (1,890,417)
       Inventories......................................    5,852,858    (5,784,837)      421,740
       Prepaid expenses and other assets................   (1,683,270)      (39,447)      402,757
       Accounts payable.................................     (762,878)    3,652,730       344,167
       Accrued royalty expense..........................       78,306     1,203,050       314,870
       Accrued payroll expenses.........................       57,903        55,761       (17,702)
       Accrued selling expenses.........................      711,203       981,020       801,575
     Change in deferred income taxes....................     (164,100)     (287,700)       50,600
                                                          -----------   -----------   -----------
          Net cash provided by operating activities.....   15,015,930     5,207,376     7,088,140
                                                          -----------   -----------   -----------
Cash Flows from Investing Activities
Purchase of property, plant, and equipment..............   (3,021,058)   (1,814,698)   (2,004,489)
                                                          -----------   -----------   -----------
Cash Flows from Financing Activities:
  Repayment of industrial revenue bonds.................           --      (100,000)     (133,334)
  Net repayment from short-term borrowings..............           --            --    (6,200,000)
  Dividends paid........................................     (621,935)     (496,747)     (453,557)
  Net proceeds from public offering.....................           --            --     5,121,750
  Purchase of treasury stock............................     (227,911)      (81,813)           --
  Common stock issued under stock option plans..........      934,831       818,335       193,509
                                                          -----------   -----------   -----------
          Net cash provided by (used for) financing
            activities..................................       84,985       139,775    (1,471,632)
                                                          -----------   -----------   -----------
Increase in Cash and Cash Equivalents...................   12,079,857     3,532,453     3,612,019
Cash and Cash Equivalents, Beginning of Year............    7,697,040     4,164,587       552,568
                                                          -----------   -----------   -----------
Cash and Cash Equivalents, End of Year..................  $19,776,897   $ 7,697,040   $ 4,164,587
                                                          ===========   ===========   ===========
Supplemental Disclosures of Cash Flow Information
       Cash paid during the year for:
       Interest.........................................  $         0   $    27,709   $   358,637
                                                          ===========   ===========   ===========
       Income taxes.....................................  $ 7,584,400   $ 4,684,690   $ 3,087,700
                                                          ===========   ===========   ===========
  Non-cash transactions:
       Tax benefit of stock option exercises............  $   540,600   $   458,000   $         0
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

     Earnings Per Share -- In 1997, the Company adopted SFAS No. 128 "Earnings Per Share." All earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's consolidated financial statements include allowances for doubtful accounts and obsolete inventories and estimates related to the DINP charges (See footnote
11). Actual results could differ from those estimates.

     Research and Development Costs -- Research and development costs are expensed as incurred. During 1998, 1997, and 1996, research and development costs approximated $3,320,000, $2,584,000, and $2,209,000, respectively.

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

                              THE FIRST YEARS INC.

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

     New Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The adoption of SFAS No. 130 resulted in no changes to the consolidated financial statements.

     In June 1997, the FSAB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." As required, the Company adopted SFAS No. 131 in the fourth quarter of 1998 (See footnote 12).

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company is currently evaluating the effect of implementing SFAS No. 133, which will be effective for the year beginning January 1, 2000.

2.  DEBT

     During 1998 and 1997, the Company had available an unsecured line of credit totaling $10,000,000 with one bank. The line is subject to annual renewal and requires no compensating balances. The line bears interest at the prime rate or the LIBOR rate plus 1.75%. During 1997 the Company borrowed various amounts up to $2,500,000 under the line. No short-term borrowings were incurred by the Company during 1998. As of December 31, 1998 and 1997 no balance was outstanding. The line of credit will expire on June 30, 1999.

3.  INCOME TAXES

     Components of the Company's net deferred tax asset at December 31 are as follows:

                                                       1998         1997
                                                    ----------   ----------

Deferred tax assets:
     Reserves not currently deductible............  $  411,400   $  266,900
     Capitalized packaging costs not currently
       deductible.................................     586,500      528,900
     Capitalized inventory costs not currently
       deductible.................................     393,700      432,800
     Other........................................      32,900       50,400
                                                    ----------   ----------
                                                     1,424,500    1,279,000
                                                    ----------   ----------

Deferred tax liabilities:
     Excess tax depreciation over financial
       reporting depreciation.....................     793,800      812,400
     Other........................................       4,500        4,500
                                                    ----------   ----------
                                                       798,300      816,900
                                                    ----------   ----------
Net deferred tax asset............................  $  626,200   $  462,100
                                                    ==========   ==========

                              THE FIRST YEARS INC.

     There was no valuation allowance for the years ended December 31, 1998 and 1997.

     The provision for income taxes consists of the following:

                                          1998         1997         1996
                                       ----------   ----------   ----------
Federal:
     Current.........................  $4,318,600   $4,157,200   $2,649,600
     Deferred........................    (164,100)    (287,700)      50,600
                                       ----------   ----------   ----------
          Total federal..............   4,154,500    3,869,500    2,700,200
State................................   1,390,800    1,171,400      794,100
                                       ----------   ----------   ----------
Provision for income taxes...........  $5,545,300   $5,040,900   $3,494,300
                                       ==========   ==========   ==========

     A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                                    1998     1997     1996
                                                    ----     ----     ----
Statutory rate....................................  35.0%    34.0%    34.0%
State income taxes, net of federal income tax
  benefit.........................................   6.5      6.4      6.0
Other.............................................  (0.6)      --       --
                                                    ----     ----     ----
Effective tax rate................................  40.9%    40.4%    40.0%
                                                    ====     ====     ====

4.  COMMON STOCK

     In May 1998, the Company's Board of Directors (the Board) declared a two-for-one split of the Company's common stock. The 1998 stock split, effected in the form of a stock dividend, was distributed on June 29, 1998 (to stockholders of record on May 29, 1998). Earnings per share amounts shown in the accompanying financial statements have been retroactively adjusted to reflect the 1998 stock split.

5.  COMMITMENTS AND CONTINGENCIES

     Forward Exchange Contracts -- During 1998 and 1997, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts approximated $494,000 and $2,500,000 as of December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, the fair market value of the contracts approximated their carrying amount.

     Other Commitments -- At December 31, 1998 and 1997, letters of credit outstanding aggregated approximately $33,000 and $125,000, respectively.

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

     As of July 1997, one of the above mentioned officers terminated employment with the Company and pursuant to the terms of the employment agreement, the Company is currently making noncompetition payments to him. Such payments under the contract will be completed as of June 30, 1999.

                              THE FIRST YEARS INC.

     Contingencies -- The Company is involved in legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of these proceedings will not have a material adverse impact on the Company's financial condition or operating results.

6.  ROYALTIES

     During 1998 and 1997, the Company entered into various agreements which provide for the payment of royalties on sales of certain character and patent licensed products. The agreements have terms ranging from one to fifteen years and require minimum royalty payments of $1,363,000 and $1,398,000 for agreements signed during 1998 and 1997, respectively. Future outstanding minimum royalty commitments under all agreements amounted to $289,000 and $650,000 at December 31, 1998 and 1997, respectively. Royalty expense aggregated $8,311,000, $6,356,000 and $3,197,000 in 1998, 1997 and 1996, respectively.

7.  BENEFIT PLANS

     Defined Contribution Plans -- The Company has a defined contribution trusteed benefit plan covering eligible employees, requiring annual contributions based upon certain percentages of salaries of employees. The Company's policy is to fund pension expense as accrued. Pension expense aggregated $566,000, $545,000, and $472,000 in 1998, 1997, and 1996,
respectively. The Company sponsors a 401(k) defined contribution plan covering substantially all Company employees pursuant to which the Company is obligated to match, up to specified amounts, employee contributions. Company contributions to this plan were not material for the periods presented.

     Stock Option Plans -- In May 1993, the Company's stockholders approved the adoption of The First Years Inc. 1993 Equity Incentive Plan and The First Years Inc. 1993 Stock Option Plan for Non-employee Directors (the "plans") which cover employees and directors of the Company. The Board has reserved 2,680,000 shares for issuance under the plans and 40,000 shares for another stock option plan (all share amounts adjusted to reflect the two-for-one stock split effected on June 29, 1998.) The exercise price for the options granted may not be less than the fair market value of the optioned stock at the date of grant, 110% of fair market value in the case of options granted to a 10% stockholder.

     Under the plans, employees of the Company may purchase stock on the exercise of their options through the delivery of existing shares of the Company's common stock. The shares delivered to the Company by the employee must have been outstanding for at least six months. The Company acquired 14,576 and 6,818 shares of its common stock for the years ended December 3, 1998 and 1997, respectively, through the exercise of employee stock options.

     Options granted must be exercised within the period prescribed by the Committee; the options vest in accordance with the vesting provisions prescribed at the time of grant.

                              THE FIRST YEARS INC.

     A summary of activity (all years adjusted to reflect the two-for-one stock split effected on June 29, 1998) of stock options granted under the plans is as follows:

                                                                WEIGHTED
                                                                AVERAGE
                                                                EXERCISE                  NUMBER OF
                                                                 PRICE       NUMBER OF     OPTIONS
                                                                  PER         OPTIONS     AVAILABLE
                                                                 SHARE      OUTSTANDING   FOR GRANT
                                                                --------    -----------   ---------
January 1, 1996.............................................     $3.20        823,156       519,600

     Granted................................................      6.23        137,210      (137,210)
     Canceled...............................................      4.10        (17,114)       17,114
     Exercised..............................................      2.86        (67,676)           --
                                                                             --------     ---------
December 31, 1996...........................................      3.69        875,576       399,504

     Granted................................................      9.16        194,140      (194,140)
     Canceled...............................................      7.11        (56,610)       56,610
     Exercised..............................................      2.96       (278,040)           --
                                                                             --------     ---------
December 31, 1997...........................................      5.16        735,066       261,974

     Authorized.............................................                       --     1,340,000
     Granted................................................     14.51        258,029      (258,029)
     Canceled...............................................      9.96        (13,131)       13,131
     Exercised..............................................      3.27       (285,408)           --
                                                                             --------     ---------
December 31, 1998...........................................     $9.30        694,556     1,357,075
                                                                             ========     =========

     Exercisable at December 31, 1996.......................     $3.00        557,870
     Exercisable at December 31, 1997.......................     $3.66        465,712
     Exercisable at December 31, 1998.......................     $5.88        341,902

     The grant date fair value for options granted in 1998, 1997 and 1996 was $7.43, $4.80 and $2.09, respectively.

     The following table sets forth information regarding stock options outstanding at December 31, 1998 under the Stock Option Plans as described above:

                                                                                  NUMBER        AVERAGE
              NUMBER                                   WEIGHTED    WEIGHTED      CURRENTLY     EXERCISE
            OF OPTIONS                 RANGE OF        AVERAGE      AVERAGE     EXERCISABLE    PRICE FOR
           OUTSTANDING                 EXERCISE        EXERCISE    REMAINING        AT          OPTIONS
           AT 12/31/98                  PRICES          PRICE        LIFE        12/31/98     EXERCISABLE
           -----------              ---------------    --------    ---------    -----------   -----------
 51,612...........................  $ 2.28 - $ 3.42     $ 2.49       1.32          51,612       $ 2.59
155,636...........................    3.42 -   5.13       4.64       2.96         155,636         4.67
 85,515...........................    5.13 -   7.70       6.07       3.04          57,010         6.17
116,931...........................    7.70 -  11.55       8.47       8.23          54,977         8.77
264,862...........................   11.55 -  17.32      14.15       9.34          22,667        14.23
 20,000...........................   17.32 -  25.99      17.75       9.58              --           --
--------                                                ------       ----         -------       ------
694,556...........................                      $ 9.30       6.08         341,902       $ 7.25
--------                                                ======       ====         =======       ======
--------

                              THE FIRST YEARS INC.

PRO FORMA DISCLOSURES

     As described in Note 1, the Company applies the intrinsic value method of APB No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been as follows:

                                           1998          1997         1996
                                           ----          ----         ----
Net income............................  $7,233,876    $7,023,195   $5,038,337
Basic earnings per share..............  $     0.70    $     0.70   $     0.53
Diluted earnings per share............  $     0.68    $     0.67   $     0.51

     For purposes of the pro forma disclosures, the fair value of the options granted under the Company's stock option plans during 1998, 1997 and 1996 was estimated on the date of grant using the Binomial option pricing model. Key assumptions used to apply this pricing model are as follows:

                                            1998          1997         1996
                                            ----          ----         ----
Risk free interest rate................    5.49%         6.41%         6.08%
Expected life of option grants.........  7.85 years    9.5 years     4.5 years
Expected volatility of underlying
  stock................................    38.40%        35.27%       32.87%
Expected dividend payment rate.........    0.85%         0.85%         0.85%

     The pro forma disclosures include the effects of options granted in 1998, 1997, 1996 and 1995.

8.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and forward exchange contracts (see Note 5). The Company's cash equivalents consist of money market funds placed with major banks and financial institutions. The Company's trade receivables principally include amounts due from retailers who are geographically dispersed. The Company's three largest customers accounted for 57% and 54% of the trade receivables outstanding at December 31, 1998 and 1997, respectively. The Company routinely assesses the financial strength of its customers and purchases credit insurance to limit its potential exposure to trade receivable credit risks. The Company routinely assesses the financial strength of the bank which is the counterparty to the forward exchange contracts. As of December 31, 1998, management believes it had no significant exposure to credit risks.

     Major Customers and Export Sales -- The Company derived 10% or more of its sales from its three largest customers. The Company's largest customer accounted for sales of $42,622,000, $33,643,000, and $25,722,000 in 1998, 1997, and 1996,
respectively. The Company's second largest customer accounted for sales of $24,413,000, $23,075,000, and $18,257,000 in 1998, 1997, and 1996, respectively.
The Company's third largest customer accounted for sales of $15,706,000, $13,315,000 and 9,908,000 in 1998, 1997, and 1996. No other customer accounted for 10% or more of the Company's sales. Export sales, primarily to Europe, Canada, South America and the Pacific Rim, were approximately $16,735,000, $16,250,000 and $11,564,000 in 1998, 1997, and 1996, respectively.

     Reliance on Licensed Products -- The Company derives a significant portion of its sales from products under license. A major licensing agreement (see Note
6), which was to expire at the end of 1998, has been extended through March 31, 1999. Sales of products licensed under the agreement amounted to 42% of the Company's total net sales for year ended December 31, 1998. Management is in the process of negotiating a renewal of this agreement. While management expects the licensing agreement to be renewed, non-renewal of

                              THE FIRST YEARS INC.

this licensing agreement or, renewal on terms not favorable to the Company could have a material adverse affect on the Company's business.

     Reliance on Foreign Manufacturers -- The Company does not own or operate its own manufacturing facilities. In 1998 and 1997, the Company derived approximately 65% and 60%, respectively, of its net sales from products manufactured by others in the Far East, mainly in the Peoples Republic of China. A change in suppliers or disruptions in the normal supply channels resulting form the Year 2000 Issue could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely, depending on the particular product.

9.  COMPUTATION OF EARNINGS PER SHARE

     Computation of the earnings per share ("EPS") in accordance with SFAS No. 128 are as follows:

                                                         1998            1997            1996
                                                         ----            ----            ----
Average shares outstanding..........................  10,338,857      10,003,774       9,466,356
Effect of dilutive shares...........................     330,646         449,288         425,626
                                                      ----------      ----------      ----------
Average diluted shares outstanding..................  10,669,503      10,453,062       9,891,982
                                                      ==========      ==========      ==========
Net Income..........................................  $8,012,815      $7,444,789      $5,241,479
                                                      ==========      ==========      ==========
Basic earnings per share............................       $0.78           $0.75           $0.55
                                                           -----           -----           -----
                                                           -----           -----           -----
Diluted earnings per share..........................       $0.75           $0.71           $0.53
                                                           -----           -----           -----
                                                           -----           -----           -----

     As of December 31, 1998, options to purchase 1,964, 20,000, 56,290, 12,000, and 40,000 shares of common stock at $15 15/16, $17 3/4, $15, $17 and $15 per share, respectively were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2008, were still outstanding at the end of 1998.

     As of December 31, 1997, options to purchase 30,000 shares of common stock at $13 1/2 per share were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2007, were still outstanding at the end of 1997.

     As of December 31, 1996, options to purchase 12,000 shares of common stock at $8 9/16 per share were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2001, were still outstanding at the end of 1996.

10.  OFFERING OF COMMON STOCK

     During 1996, the Company entered into an agreement with a group of underwriters to sell 3.2 million shares of common stock (the "shares"), consisting of 800,000 newly issued shares and 2,400,000 shares of certain selling stockholders. The closing of the sale was held on July 1, 1996 at which time the Company issued 800,000 new shares and received the net proceeds of $5,121,750. All shares have been adjusted to reflect the two-for-one stock split effected on May 29, 1998.

11.  DIISONONYL PHTHALATE ISSUE

     During the fourth quarter of 1998, the Company incurred a charge relating to sales returns and the write-off of inventory of certain products containing diisononyl phthalate ("DINP"), a plastic softener. Although the results of a study on DINP conducted by the U.S. Consumer Product Safety Commission resulted in the Commission not recommending a ban on products containing DINP, some retailers decided to return certain products containing this material.

                              THE FIRST YEARS INC.

     Net sales reflect a charge of $3,000,000 related to the sales returns of certain DINP products. Accounts receivable have been reported net of the $3,000,000 charge as customers are expected to take credits against outstanding balances as of December 31, 1998. Cost of sales reflect a charge of $1,100,000 related to the write-off of inventory of certain products containing DINP. Inventory has been reported net of the $1,100,000 charge. Net income for the year ended December 31, 1998 reflects a total after-tax charge of $2,400,000 related to the DINP issue.

12.  SEGMENT INFORMATION

     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes new standards for the definition and disclosure of information pertaining to the Company's business segments. SFAS No. 131 requires identification of segments based upon a company's internal structure and reporting methodology.

     The Company has identified one operating segment as it engages in a single line of business developing and marketing one class of similar products for infants and toddlers distributed through the same channels.

     See footnote 8 for discussion of major customers and export sales.

                                  * * * * * *

                                                                     SCHEDULE II

                              THE FIRST YEARS INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               ADDITIONS
                                                  BALANCE,      CHARGED
                                                  BEGINNING   TO COSTS AND                    BALANCE
                  DESCRIPTION                      OF YEAR      EXPENSES      DEDUCTIONS    END OF YEAR
                  -----------                     ---------   ------------    ----------    -----------
Valuations Accounts Deducted from Assets to
  which they Apply --
     Allowance for doubtful accounts:
          1998..................................  $185,000     $  261,034      $176,034(1)  $  270,000
                                                  ========     ==========      ========     ==========
          1997..................................  $185,000     $  147,541      $147,541(1)  $  185,000
                                                  ========     ==========      ========     ==========
          1996..................................  $185,000     $  152,582      $152,582(1)  $  185,000
                                                  ========     ==========      ========     ==========
     Allowance for obsolete inventory:
          1998..................................  $250,000     $        0      $      0     $  250,000
                                                  ========     ==========      ========     ==========
          1997..................................  $      0     $  250,000      $      0     $  250,000
                                                  ========     ==========      ========     ==========
     Allowance for Diisononyl Phthalate product
       returns:
          1998..................................  $      0     $3,000,000      $126,000     $2,874,000
                                                  ========     ==========      ========     ==========

---------------
(1) Net accounts written off.

                              THE FIRST YEARS INC.

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------
  10(n)    The First Years, a Massachusetts Corporation and Affiliates,
           1998 Annual Incentive Plan effective as of January 1, 1998.
  10(p)    Agreement between The First Years Inc. and Bruce Baron dated
           July 10, 1997.
  10(q)    Agreement between The First Years Inc. and James N. Turner dated June 15, 1998.
  21       List of Subsidiaries of the Registrant.
  23       Consent of Deloitte & Touche LLP dated March 31, 1999.
  27       Financial Data Schedule -- 12/31/98
  99       Important Factors Regarding Forward-Looking Statements