Form 10-Q
period 1999-03-31
FIRST YEARS INC
filed 1999-05-14
CIK 55698

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]               No [ ]

     The number of shares of Registrant's common stock outstanding on April 30, 1999 was 10,454,249.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              THE FIRST YEARS INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION:
     Condensed Consolidated Balance Sheets..................      1
     Condensed Consolidated Statements of Income............      2
     Condensed Consolidated Statements of Cash Flows........      3
     Notes to Condensed Consolidated Financial Statements...      4
     Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................  5 - 6

PART II -- OTHER INFORMATION
     Other information......................................      7

SIGNATURES..................................................      8
EXHIBIT INDEX...............................................      9

                              THE FIRST YEARS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................  $16,607,744    $19,776,897
     Accounts receivable, net...............................   23,301,709     19,013,127
     Inventories............................................   19,879,100     18,520,023
     Prepaid expenses and other assets......................      939,433      2,638,634
     Deferred tax assets....................................    1,424,500      1,424,500
                                                              -----------    -----------
          Total current assets..............................   62,152,486     61,373,181
                                                              -----------    -----------
PROPERTY, PLANT, AND EQUIPMENT:
     Land...................................................      167,266        167,266
     Building...............................................    4,803,015      4,199,790
     Machinery and molds....................................    8,707,050      7,878,103
     Furniture and equipment................................    5,094,119      4,571,636
                                                              -----------    -----------
          Total.............................................   18,771,450     16,816,795
     Less accumulated depreciation..........................    9,330,693      8,914,081
                                                              -----------    -----------
       Property, plant, and equipment -- net................    9,440,757      7,902,714
                                                              -----------    -----------
TOTAL ASSETS................................................  $71,593,243    $69,275,895
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................  $11,304,671    $ 9,400,966
     Accrued royalty expense................................    2,119,074      2,130,027
     Accrued payroll expenses...............................      472,895      1,200,966
     Accrued selling expenses...............................    1,676,407      3,098,232
                                                              -----------    -----------
          Total current liabilities.........................   15,573,047     15,830,191
                                                              -----------    -----------
DEFERRED TAX LIABILITY......................................      798,300        798,300
                                                              -----------    -----------
STOCKHOLDERS' EQUITY:
     Common stock...........................................    1,052,524      1,046,141
     Paid-In capital........................................    7,765,696      7,472,398
     Retained earnings......................................   47,406,920     44,438,589
     Less treasury stock at cost, 70,994 and 21,394 shares
      as of March 31, 1999 and December 31, 1998,
      respectively..........................................   (1,003,244)      (309,724)
                                                              -----------    -----------
          Total stockholders' equity........................   55,221,896     52,647,404
                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $71,593,243    $69,275,895
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                 1999           1998
                                                              -----------    -----------
NET SALES...................................................  $35,246,190    $35,686,605
COST OF PRODUCTS SOLD.......................................   20,520,597     21,437,630
                                                              -----------    -----------
GROSS PROFIT................................................   14,725,593     14,248,975
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES...............    9,903,558     10,388,107
                                                              -----------    -----------
OPERATING INCOME............................................    4,822,035      3,860,868
OTHER INCOME (EXPENSES):
     Interest income........................................      166,696         77,460
                                                              -----------    -----------
INCOME BEFORE INCOME TAXES..................................    4,988,731      3,938,328
PROVISION FOR INCOME TAXES..................................    2,020,400      1,595,000
                                                              -----------    -----------
NET INCOME..................................................  $ 2,968,331    $ 2,343,328
                                                              ===========    ===========
BASIC EARNINGS PER SHARE....................................  $      0.28    $      0.23
                                                              ===========    ===========
DILUTED EARNINGS PER SHARE..................................  $      0.28    $      0.22
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                 1999           1998
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.............................................  $ 2,968,331    $ 2,343,328
     Adjustments to reconcile net income to net cash
      provided by (used for) operations:
          Depreciation......................................      449,549        444,322
          Provision for doubtful accounts...................       61,089        223,834
  Increase (decrease) arising from working capital items:
     Accounts receivable....................................   (4,349,671)    (1,325,157)
     Inventories............................................   (1,359,077)      (940,119)
     Prepaid expenses and other assets......................    1,699,201        801,926
     Accounts payable and accrued expenses..................    1,903,705      2,332,342
     Accrued royalties......................................      (10,953)       217,519
     Accrued payroll expense................................     (728,071)      (330,102)
     Accrued selling expenses...............................   (1,421,825)      (326,845)
                                                              -----------    -----------
          Net cash provided by operating activities.........     (787,722)     3,441,048
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant, and equipment........   (1,987,592)      (303,945)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued under stock option plans...........      299,681        951,722
     Purchase of treasury stock.............................     (693,520)            --
                                                              -----------    -----------
          Net cash provided by financing activities.........     (393,839)       951,722
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (3,169,153)     4,088,825
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   19,776,897      7,697,040
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $16,607,744    $11,785,865
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
          Income taxes......................................  $         0    $   361,900
                                                              ===========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
     Tax benefit of stock option exercises..................  $    71,000    $   490,300
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. Amounts in the accompanying balance sheet as of December 31, 1998 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the periods ended March 31, 1999 and 1998. Certain reclassifications were made to prior year amounts in order to conform with the current year presentation.

     2. The Company has 30,000,000 authorized shares of $.10 par value common stock with 10,454,249 and 10,440,014 shares issued and outstanding as of March 31, 1999 and December 31, 1998, respectively.

On May 6, 1999 the Board of Directors authorized a $0.06 per share annual cash dividend payable on June 15, 1999 to holders of record at the close of business on May 28, 1999.

During the period ended March 31, 1999, the Company purchased 47,400 shares of the Company's common stock on the open market. The cost of the shares amounted to $663,000 and are currently being held as treasury shares.

     3. Computation of the Earnings Per Share ("EPS") in accordance with SFAS No. 128 are as follows:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Average shares outstanding........................   10,439,536     10,192,640
Effect of dilutive shares.........................      250,471        395,898
                                                    -----------    -----------
Average diluted shares outstanding................   10,690,007     10,588,538
                                                    ===========    ===========
Net income........................................  $ 2,968,331    $ 2,343,328
                                                    ===========    ===========
Basic earnings per share..........................  $      0.28    $      0.23
                                                    ===========    ===========
Diluted earnings per share........................  $      0.28    $      0.22
                                                    ===========    ===========

     As of March 31, 1999, options to purchase 1,964, 20,000, 12,000 and 20,000 shares of common stock at $15 15/16, $17 3/4, $17 and $16 1/8 per share, respectively were not included in the computation of diluted EPS because the option's exercise price was greater than the average price of the common shares. The options, which expire in 2008 and 2009 are still outstanding at March 31, 1999.

     As of March 31, 1998, options to purchase 708 and 56,290 shares of common stock at $15 1/16 and $15 9/16 per share, respectively, were not included in the computation of diluted EPS because the option's exercise price was greater than the average price of the common shares. The options, which expire in 2008, were still outstanding at March 31, 1999.

     4. The results of operations for the three month period ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

     5. During the first three months of 1999 and 1998, the Company did not borrow against its unsecured line of credit totaling $10,000,000 available from a bank

     6. A major licensing agreement which was to expire on March 31, 1999 has been renewed.

     7. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company is currently evaluating the effect of implementing SFAS No. 133, which will be effective for the year beginning January 1, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Statements in this Report on Form 10-Q that are not strictly historical are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties or other factors which may cause material differences in actual results or performance. These factors include, but are not limited to, the ability to introduce new products, dependence on licensed products, and the renewal of a major license, reliance upon major customers and foreign suppliers, competitive marker pressures, changes in consumer preferences and in the retail industry, risks related to year 2000 compliance and other factors, described more fully in
Exhibit 99 of the Annual Report on Form 10K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

     Net sales for the first three months of 1999 were $35.2 million, a decrease of $.5 million or 1.2%, as compared to $35.7 million for the comparable period last year. The decrease was due to delays in both introductions of certain new products and shipments of phthalate-free replacement products.

     A major licensing agreement which was to expire on March 31, 1999 has been renewed. The Company also currently believes that the growth in licensed products as a percent of total sales may begin to lessen as demand for licensed products matures.

     Cost of products sold for the first three months of 1999 was $20.5 million, a decrease of $.9 million or 4.3%, as compared to $21.4 million for the comparable period last year. As a percentage of sales, cost of products sold in the first three months of 1999 decreased to 58.2% from 60.1% in the comparable period of 1998. The decrease was primarily due to sales of higher margin products and increased operational efficiencies.

     Selling, general, and administrative expenses for the first three months of 1999 were $9.9 million, a decrease of $.5 million or 4.7%, as compared to $10.4 million over such expenses for the first three months of 1998. The decrease resulted primarily from costs related to decreased sales volume; decreased payroll related costs, and a reduction in advertising expenses. As a percentage of net sales, selling, general, and administrative expenses for the first three months of 1999 decreased to 28.1% from 29.1% in the comparable period of 1998. The decrease reflects the continued effective management of selling, general, and administrative costs as well as the non-recurrence of certain marketing related expenses.

     Income tax expense as a percentage of pretax income remained consistent at 40.5% for the first three months of 1999 and 1998.

     Net working capital increased by $1.0 million in the first three months of 1999 mainly due to profitable operations. Accounts receivable increased by $4.3 million as a result of increased sales late in the quarter compared to the same period of 1998. Inventories increased by $1.4 million and accrued payroll and accrued selling expenses decreased $2.1 million due to normal business fluctuations.

     The working capital increases were partially offset by an increase in accounts payable of $1.9 million and a decrease in prepaid income taxes of $1.7 million, also due to normal business fluctuations. Additional uses of working capital included the repurchase of treasury stock shares amounting to $.7 million and purchases of $2.0 million for property, plant, and equipment primarily for product molds, new information technology systems and a new inventory racking system for the Company's Avon Massachusetts warehouse facility.

     Cash decreased by $3.2 million primarily resulting from the increases in accounts receivable, inventories and the purchases of property, plant, and equipment and was partially offset by funds generated from profitable operations.

     An unsecured bank line of credit of $10.0 million is subject to annual renewal. Amounts outstanding under this line are payable upon demand by the bank. During the first three months of 1999 and 1998, the Company incurred no borrowings under the line and had no balances outstanding as of March 31, 1999 and 1998, respectively.

     The Company did not incur any other short-term borrowings during the first three months of 1999 and 1998.

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

     The Company is currently in the identification and inventory phase of the review of non-IT systems and mission critical third party relationships, which is currently expected to be completed during the second quarter of 1999. Based on the review of responses from third-party vendors, which has been substantially completed, the Company expects to prioritize the corrective actions required, if any, and commence the correction phase of the project during the third quarter of 1999.

     The Company has initiated the contingency planning phase of the Y2K project. A committee, including members of senior management, has been form to evaluate the responses from mission critical third party regarding assurance of their Y2K readiness. Additionally, the committee is evaluating general operational issues that may be affected by Y2K problems not limited to direct third party relationships and is in the process of incorporating all issues into a formal contingency plan. The contingency plan development is progressing according to the overall Y2K plan and is expected to be substantially complete by the end of the second quarter of 1999.

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

     Based on the Y2K assessment information obtained and corrections implemented to date, the Company believes that the "Year 2000" Issue will not have a material adverse effect on its financial position or results of operations. The Company believes that its most reasonably likely, worst case scenario may involve non-compliant third parties, including the failure of suppliers, distributors, shipping carriers, utility companies and other similar third parties to provide their services to the Company. The Company is currently inventorying results of a vendor compliance survey which will facilitate the risk assessment and contingency planning phase of non-IT related issues which will include planning for worst case scenarios, however, there can be no assurance that the failure to ensure "Year 2000" capability by a supplier, customer, or another third party would not have a material adverse effect on the Company.

                          PART II -- OTHER INFORMATION

ITEMS 1 THROUGH 5 -- NOT APPLICABLE

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS -- The following exhibits are filed as part of this Report:

EXHIBIT       DESCRIPTION
-------       -----------
  27          Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the past quarter covered by this report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At March 31, 1999, the Company held foreign currency forward contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts totaled approximately $3,738,000 and the fair market value of the contracts approximated their predetermined rates included therein.

     Also see the discussion of the Company's disclosure regarding Market Risk in Item 7A of Form 10-K filed with the Securities and Exchange Commission.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE FIRST YEARS INC.
                                            Registrant

Date:  5/14/99                                 /s/ JOHN R. BEALS
                                            ---------------------------------
                                            JOHN R. BEALS, SENIOR VICE
                                            PRESIDENT AND TREASURER,
                                            DULY AUTHORIZED OFFICER AND
                                            PRINCIPAL FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION                                                 PAGE
-------    -----------                                                 ----
  27       Financial Data Schedule                                       13