Form 10-Q
period 1999-06-30
FIRST YEARS INC
filed 1999-08-13
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended                        June 30, 1999
                      ----------------------------------------------------------


Commission file number                          0-7024
                      ----------------------------------------------------------


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

Yes [X]   No [ ].

The number of shares of Registrant's common stock outstanding on July 31, 1999 was 10,319,157.

                              THE FIRST YEARS INC.


                                      INDEX



PART I - FINANCIAL INFORMATION:                                             Page

Condensed Consolidated Balance Sheets                                          1

Condensed Consolidated Statements of Income                                    2

Condensed Consolidated Statements of Cash Flows                                3

Notes to Condensed Consolidated Financial Statements                         4-5

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                        6-9

PART II - OTHER INFORMATION

Other information                                                          10-12

SIGNATURES                                                                    12

EXHIBIT INDEX                                                                 13

                              THE FIRST YEARS INC.
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                               June 30,     December 31,
                                                                1999           1998
                                                            -----------     -----------
                                                            (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                   $10,314,167     $19,776,897
 Accounts receivable, net                                    24,383,831      19,013,127
 Inventories                                                 23,579,200      18,520,023
 Prepaid expenses and other assets                              628,152       2,638,634
 Deferred tax assets                                          1,424,500       1,424,500
                                                            -----------     -----------
       Total current assets                                  60,329,850      61,373,181
                                                            -----------     -----------
PROPERTY, PLANT, AND EQUIPMENT:
 Land                                                           167,266         167,266
 Building                                                     5,014,636       4,199,790
 Machinery and molds                                          8,997,269       7,878,103
 Furniture and equipment                                      5,467,084       4,571,636
                                                            -----------     -----------
       Total                                                 19,646,255      16,816,795
 Less accumulated depreciation                                9,622,089       8,914,081
                                                            -----------     -----------
     Property, plant, and equipment - net                    10,024,166       7,902,714
                                                            -----------     -----------
TOTAL ASSETS                                                $70,354,016     $69,275,895
                                                            ===========     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                           $ 9,963,695     $ 9,400,966
 Accrued royalty expense                                      2,192,557       2,130,027
 Accrued payroll expenses                                       302,315       1,200,966
 Accrued selling expenses                                     2,029,545       3,098,232
                                                            -----------     -----------
       Total current liabilities                             14,488,112      15,830,191
                                                            -----------     -----------
DEFERRED TAX LIABILITY                                          798,300         798,300
                                                            -----------     -----------
STOCKHOLDERS' EQUITY:
 Common stock                                                 1,054,365       1,046,141
 Paid-In capital                                              7,934,239       7,472,398
 Retained earnings                                           49,425,529      44,438,589
 Less treasury stock at cost, 224,494
   and 21,394 shares as of June 30, 1999
   and December 31, 1998, respectively                       (3,346,529)       (309,724)
                                                            -----------     -----------
       Total stockholders' equity                            55,067,604      52,647,404
                                                            -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $70,354,016     $69,275,895
                                                            ===========     ===========




     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                      Three Months Ended            Six Months Ended
                                           June 30,                     June 30,
                                  -------------------------     -------------------------
                                      1999          1998            1999          1998
                                  -----------   -----------     -----------   -----------

NET SALES                         $36,553,805   $34,797,802     $71,799,995   $70,484,407
COST OF PRODUCTS SOLD              21,741,732    20,649,650      42,262,329    42,087,280
                                  -----------   -----------     -----------   -----------
GROSS PROFIT                       14,812,073    14,148,152      29,537,666    28,397,127
SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES           10,485,837     9,821,800      20,389,395    20,209,906
                                  -----------   -----------     -----------   -----------
OPERATING INCOME                    4,326,236     4,326,352       9,148,271     8,187,221
OTHER INCOME:
  Interest income                     125,965       125,020         292,661       202,479
                                  -----------   -----------     -----------   -----------
INCOME BEFORE INCOME TAXES          4,452,201     4,451,372       9,440,932     8,389,700
PROVISION FOR INCOME TAXES          1,803,200     1,802,800       3,823,600     3,397,800
                                  -----------   -----------     -----------   -----------
NET INCOME                        $ 2,649,001   $ 2,648,572     $ 5,617,332   $ 4,991,900
                                  ===========   ===========     ===========   ===========
BASIC EARNINGS PER SHARE          $      0.25   $      0.26     $      0.54   $      0.49
                                  ===========   ===========     ===========   ===========
DILUTED EARNINGS PER SHARE        $      0.25   $      0.25     $      0.53   $      0.47
                                  ===========   ===========     ===========   ===========
CASH DIVIDENDS PAID PER SHARE     $      0.06   $      0.06     $      0.06   $      0.06
                                  ===========   ===========     ===========   ===========











     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

             Condensed Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                  1999            1998
                                                              -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $ 5,617,332      $ 4,991,900
 Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                                  920,717          888,746
    Provision for doubtful accounts                                63,708          243,308
    Loss on disposal of equipment                                  86,932          181,458
Increase (decrease) arising from working capital items:
    Accounts receivable                                        (5,434,412)         844,550
    Inventories                                                (5,059,177)       2,490,181
    Prepaid expenses and other assets                           2,010,482         (139,859)
    Accounts payable and accrued expenses                         685,229         (288,820)
    Accrued royalties                                              62,530          284,407
    Accrued payroll expense                                      (898,651)         323,862
    Accrued selling expenses                                   (1,068,687)         223,812
                                                              -----------      -----------
      Net cash provided by (used for)
        operating activities                                   (3,013,997)      10,043,545
                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant, and equipment             (3,129,101)        (664,686)
                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash Dividend                                                 (630,392)        (621,935)
   Common stock issued under stock option plans                   317,315          558,252
   Purchase of treasury stock                                  (3,006,555)              --
                                                              -----------      -----------
     Net cash provided by (used for) financing activities      (3,319,632)         (63,683)
                                                              -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (9,462,730)       9,315,176
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 19,776,897        7,697,040
                                                              -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $10,314,167      $17,012,216
                                                              ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Income taxes                                         $ 2,536,000      $ 3,164,400
                                                              ===========      ===========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Tax benefit of stock option exercises                     $   122,500      $   490,300
                                                              ===========      ===========
    Issuance of treasury stock                                $    30,250      $   139,957
                                                              ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1998 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the periods ended June 30, 1999 and 1998. Certain reclassifications were made to the prior year amounts in order to conform with the current year presentation.

2. The Company has 50,000,000 authorized shares of $.10 par value common stock with 10,319,157 and 10,440,014 shares issued and outstanding as of June 30, 1999 and December 31, 1998, respectively.

     On May 6, 1999 the Board of Directors authorized a $0.06 per share annual cash dividend payable on June 15, 1999 to holders of record at the close of business on May 28, 1999.

     During the period ended June 30, 1999 the Company purchased 200,900 shares of the Company's common stock on the open market. The cost of the shares amounted to $3,006,555 and are currently being held as treasury stock.

3. Computation of the Earnings Per Share ("EPS") in accordance with SFAS No. 128 are as follows:

                                                          Three Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         1999            1998
                                                     -----------     -----------
     AVERAGE SHARES OUTSTANDING                       10,414,785      10,329,748
       EFFECT OF DILUTIVE SHARES                         226,701         381,895
                                                     -----------     -----------
       AVERAGE DILUTED SHARES OUTSTANDING             10,641,486      10,711,643
                                                     ===========     ===========
     NET INCOME                                      $ 2,649,001     $ 2,648,572
                                                     ===========     ===========
     BASIC EARNINGS PER SHARE                        $      0.25     $      0.26
                                                     ===========     ===========
     DILUTED EARNINGS PER SHARE                      $      0.25     $      0.25
                                                     ===========     ===========


                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. Computation of the Earnings Per Share ("EPS") in accordance with SFAS No. 128 are as follows (cont):

                                                         Six Months Ended
                                                             June 30,
                                                    ----------------------------
                                                        1999            1998
                                                    -----------     ------------

     AVERAGE SHARES OUTSTANDING                      10,427,312      10,263,916
     EFFECT OF DILUTIVE SHARES                          238,586         388,915
                                                    -----------     -----------
     AVERAGE DILUTED SHARES OUTSTANDING              10,665,898      10,652,831
                                                    ===========     ===========
     NET INCOME                                     $ 5,617,332     $ 4,991,900
                                                    ===========     ===========
     BASIC EARNINGS PER SHARE                       $      0.54     $      0.49
                                                    ===========     ===========
     DILUTED EARNINGS PER SHARE                     $      0.53     $      0.47
                                                    ===========     ===========


     As of June 30, 1999, options to purchase 1,964, 20,000, 12,000, 39,000 and
     20,000 shares of common stock at $15 15/16, $17 3/4, $17, $15 6/16, and $16
     1/8 per share, respectively were not included in the computation of diluted EPS because the option's exercise price was greater than the average price of the common shares. The options, which expire in 2008 and 2009 are still outstanding at June 30, 1999.

     As of June 30, 1998, no options were anti-dilutive.

4. The results of operations for the six month period ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

5. During the first six months of 1999 and 1998, the Company did not borrow against its unsecured line of credit totaling $10,000,000 available from a bank.

6. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 issued in June 1999, which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company is currently evaluating the effect of implementing SFAS No. 133, which will be effective for the year beginning January 1, 2001.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Statements in this Report on Form 10-Q that are not strictly historical are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expects, anticipates, intends, estimates and similar expressions which by their nature refer to future events. Forward-looking statements involve risks, uncertainties or other factors which may cause material differences in actual results or performance. These factors include, but are not limited to, the ability to introduce new products, dependence on licensed products, and the renewal of licenses, reliance upon major customers and foreign suppliers, competitive market pressures, changes in consumer preferences and in the retail industry, risks related to year 2000 compliance and other factors, described more fully in Exhibit 99 of the Annual Report on Form 10K for the year ended December 31, 1998, filed with the Securities and Exchange Commission. Forward looking statements speak only as of the date they are made and the Company undertakes no obligation to update such statements in light of new information or future events.

Net sales for the first six months of 1999 were $71.8 million, an increase of $1.3 million or 1.9%, as compared to $70.5 million for the comparable period last year. The increase was primarily due to expanded retail distribution in domestic markets as well as increased demand for non-licensed products. The increases were partially offset by decreased sales of licensed products due to maturing demand for licensed items.

Cost of products sold for the first six months of 1999 was $42.3 million, a decrease of $0.2 million, as compared to $42.1 million for the comparable period last year. As a percentage of sales, cost of products sold in the first six months of 1999 decreased slightly to 58.9% from 59.7% in the same period of 1998 due to normal business fluctuations.

Selling, general, and administrative expenses for the first six months of 1999 were $20.4 million, an increase of $0.2 million or 0.9%, as compared to $20.2 million over such expenses for the first six months of 1998. The increase resulted primarily from costs related to increased sales volume and decreased payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the first six months of 1999 decreased to 28.4% from 28.7% in the comparable period of 1998. The decrease reflects the continued effective management of selling, general, and administrative costs and the reduction of payroll and payroll related expenses.

         Management's Discussion and Analysis of Financial Condition and

                          Results of Operations (Con't)


Income tax expense as a percentage of pretax income remained consistent at 40.5% for the first six months of 1999 and 1998.

Net working capital increased by $0.3 million in the first six months of 1999 mainly due to profitable operations. Accounts receivable increased by $5.4 million as a result of increased sales as compared to the similar period of 1998. Inventories increased by $5.0 million primarily as a result of normal business fluctuations to support sales growth combined with the effect of decreased sales of licensed products.

Cash decreased by $9.5 million primarily due to the payment of an annual dividend of $0.6 million, repurchase of treasury stock shares amounting to $3.0 million and purchases of $3.2 million for property, plant, and equipment primarily for product molds, new information technology systems and a new inventory racking system for the Company's Avon Massachusetts warehouse facility.

An unsecured bank line of credit of $10.0 million is subject to annual renewal. Amounts outstanding under this line are payable upon demand by the bank. During the first six months of 1999 and 1998, the Company incurred no borrowings under the line and had no balances outstanding as of June 30, 1999 and 1998, respectively.

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

The Company substantially completed the identification and inventory phase of the review of non-IT systems and mission critical third party relationships. Based on the review of responses from third-party vendors, which has been substantially completed, the Company expects to prioritize the corrective actions required, if any, and commence the correction phase of the project during the third quarter of 1999.

The Company has initiated the contingency planning phase of the Y2K project. A committee, including members of senior management, has been formed to evaluate the responses from mission critical third parties regarding assurance of their Y2K readiness. Additionally, the committee is evaluating general operational issues that may be affected by Y2K problems not limited to direct third party relationships and is in the process of incorporating all issues into a formal contingency plan. The contingency plan development is progressing according to the overall Y2K plan and is currently expected to be complete by the end of the third quarter of 1999.

         Management's Discussion and Analysis of Financial Condition and

                          Results of Operations (Con't)

YEAR 2000 Issue (con't)

The costs to address the Y2K Issue have not been and are not expected to be material to the Company's financial position or have a material impact on operating results. Since 1996 the Company has incurred expenses of approximately $100,000 to address the Y2K issue and anticipates incurring an additional $100,000 related to the Y2K issue. Anticipated additional costs do not consider costs, if any, related to the failure of third party relationships to become "Year 2000" compliant. All expenses incurred to date have been recognized as expense in the Company's consolidated financial statements in the period incurred. Costs, if any, related to the correction of Y2K issues caused by a third party's failure to be Y2K compliant would be expensed as incurred.

Based on the Y2K assessment information obtained and corrections implemented to date, the Company believes that the "Year 2000" Issue will not have a material adverse effect on its financial position or results of operations. The Company believes that its most reasonably likely, worst case scenario may involve non-compliant third parties, including the failure of suppliers, distributors, shipping carriers, utility companies and other similar third parties to provide their services to the Company. The Company is currently reviewing results of a vendor compliance survey which will facilitate the risk assessment and contingency planning phase of non-IT related issues which will include planning for worst case scenarios. However, there can be no assurance that the failure to ensure "Year 2000" capability by a supplier, customer, or another third party would not have a material adverse effect on the Company.

New Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 issued on June 1999, which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company is currently evaluating the effect of implementing SFAS No. 133, which will be effective for the year beginning January 1, 2001.

                              THE FIRST YEARS INC.

                           PART II - OTHER INFORMATION


Items 1: Legal Proceedings.

     On February 11, 1999, Mark A. Freeman and Timothy K. Stringer brought a civil action against the Company in the United States District Court for the District of Kansas, Civil Action No. 99 2058 KHV. The Complaint in the civil action alleges that the Company's Tumble Mates(R) valved drinking cups infringe U.S. Patent 5,186,347 and seeks injunctive relief, treble damages in an amount unspecified, and attorney fees. It is the Company's position that it does not infringe any valid claims of U.S. Patent 5,186,347 and the Company is vigorously defending the civil action.

Items 2 through 3 - Not Applicable

Item 4: Submission of Matters to a Vote of Security holders.

     (a) An Annual Meeting of the Stockholders of The First Years Inc. was held on May 20, 1999.

     (c) The following matters were voted upon at such Annual Meeting and the following votes were cast as to each such matter:

     i.   Election of Class I Directors:

                                                     Number of Shares
                                                  -----------------------
                                                                Withheld
                                                     For        Authority
                                                  ---------     ---------

           Jerome M. Karp                         8,010,127     1,109,239
           Fred T. Page                           8,012,377     1,106,989
           Kenneth R. Sidman                      7,989,327     1,130,039

     ii. Proposal to approve an amendment to the Company's Articles of Organization to increase the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 $.10 par value.

                                                            Number of Shares
                                                            ----------------

          For                                                   6,336,470
          Against                                               2,314,561
          Abstain                                                 467,935
          Del N-Vote                                                  400


                              THE FIRST YEARS INC.


                       PART II - OTHER INFORMATION (con't)


Item 4: Submission of Matters to a Vote of Security holders. (con't)

     iii. Proposal to ratify the selection of Deloitte & Touche LLP as auditors for the Company for the fiscal year 1999.

                                                            Number of Shares
                                                            ----------------

          For                                                 9,091,382
          Against                                                 8,096
          Abstain                                                19,888


Item 5: Not Applicable

Item 6: Exhibits and Reports on Form 8-K


     (a)  Exhibits - The following exhibits are filed as part of this Report:

          Exhibit       Description

            10(r) Agreement with Disney Enterprises Inc. dated November 16, 1998 relating to the licensing of Winnie the Pooh cartoon characters (certain portions of which are subject to confidential treatment request).

            10(s) Agreement with Disney Enterprises Inc. dated November 16, 1998 relating to the licensing of Disney Standard, Disney Babies and Disney Classics cartoon characters (certain portions of which are subject to confidential treatment request).

            27          Financial Data Schedule


     (b) No reports on Form 8-K have been filed during the past quarter covered by this report.

                              THE FIRST YEARS INC.


                     PART II -- OTHER INFORMATION (con't)

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

At June 30, 1999, the Company held foreign currency forward contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts totaled approximately $2,636,000 and the fair market value of the contracts approximated their predetermined rates included therein.

Also see the discussion of the Company's disclosure regarding Market Risk in
Item 7A of Form 10-K filed with the Securities and Exchange Commission.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE FIRST YEARS INC.
                                             -------------------------------
                                                  Registrant



Date 8/13/99                                 /s/ John R. Beals
                                             -------------------------------
                                             John R. Beals, Senior Vice
                                             President and Treasurer,
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                              THE FIRST YEARS INC.


                                  EXHIBIT INDEX



Exhibit        Description                                             Page
-------        -----------                                             ----


  10(r)        Agreement with Disney Enterprises Inc. dated
               November 16, 1998 relating to the licensing of Winnie the Pooh cartoon characters
               (certain portions of which are subject to confidential treatment request).

  10(s) Agreement with Disney Enterprises Inc. dated November 16, 1998 relating to the licensing of Disney Standard, Disney Babies and Disney Classics cartoon characters (certain portions of which are subject to confidential treatment request).

  27           Financial Data Schedule