Form 10-Q
period 1999-09-30
FIRST YEARS INC
filed 1999-11-12
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended                        September 30, 1999
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

Yes _X_. No ___.

The number of shares of registrant's common stock outstanding on October 31, 1999 was 9,994,657.

                              THE FIRST YEARS INC.



                                      INDEX



PART I - FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets           Page  1

Condensed Consolidated Statements of Income           2

Condensed Consolidated Statements of Cash Flows       3

Notes to Condensed Consolidated Financial Statements  4 - 6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                 7 - 10

PART II - OTHER INFORMATION

Other Information                                     11

Signatures                                            12

Exhibit Index                                         13

                              THE FIRST YEARS INC.

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                          September 30,         December 31,
                                                                              1999                  1998
                                                                          -------------         ------------
                                                                           (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                  $13,887,320          $19,776,897
 Accounts receivable, net                                                   22,404,289           19,013,127
 Inventories                                                                19,052,378           18,520,023
 Prepaid expenses and other assets                                             476,555            2,638,634
 Deferred tax assets                                                         1,424,500            1,424,500
                                                                           -----------          -----------
       Total current assets                                                 57,245,042           61,373,181
                                                                           -----------          -----------

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                                                          167,266              167,266
 Building                                                                    5,114,510            4,199,790
 Machinery and molds                                                         8,685,541            7,878,103
 Furniture and equipment                                                     4,498,513            4,571,636
                                                                           -----------          -----------
       Total                                                                18,465,830           16,816,795
 Less accumulated depreciation                                               8,616,158            8,914,081
                                                                           -----------          -----------
     Property, plant, and equipment - net                                    9,849,672            7,902,714
                                                                           -----------          -----------

TOTAL ASSETS                                                               $67,094,714          $69,275,895
                                                                           ===========          ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                          $ 7,870,590          $ 9,400,966
 Accrued royalty expense                                                     2,002,653            2,130,027
 Accrued payroll expenses                                                      283,402            1,200,966
 Accrued selling expenses                                                    2,234,783            3,098,232
                                                                           -----------          -----------
       Total current liabilities                                            12,391,428           15,830,191
                                                                           -----------          -----------


DEFERRED TAX LIABILITY                                                         798,300              798,300
                                                                           -----------          -----------


STOCKHOLDERS' EQUITY:
 Common stock                                                                1,057,025            1,046,141
 Paid-in capital                                                             8,056,666            7,472,398
 Retained earnings                                                          51,864,321           44,438,589
 Less treasury stock at cost, 575,594
  and 21,394 shares as of September 30,
  1999 and December 31, 1998, respectively                                  (7,073,026)            (309,724)
                                                                           -----------          -----------
       Total stockholders' equity                                           53,904,986           52,647,404
                                                                           -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $67,094,714          $69,275,895
                                                                           ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

                        THE FIRST YEARS INC.

             Condensed Consolidated Statements of Income
                             (Unaudited)

                                       Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                       ------------------             -----------------

                                      1999            1998           1999            1998
                                      ----            ----           ----            ----

NET SALES                         $31,794,094     $32,735,238    $103,594,089    $103,219,645

COST OF PRODUCTS SOLD              17,682,789      18,951,345      59,945,118      61,038,625
                                  -----------     -----------    ------------    ------------

GROSS PROFIT                       14,111,305      13,783,893      43,648,971      42,181,020


SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES           10,137,311       9,241,221      30,526,706      29,451,127
                                  -----------     -----------    ------------    ------------

OPERATING INCOME                    3,973,994       4,542,672      13,122,265      12,729,893

OTHER INCOME:
  Interest income                     124,798         188,259         417,459         390,738
                                  -----------     -----------    ------------    ------------


INCOME BEFORE INCOME TAXES          4,098,792       4,730,931      13,539,724      13,120,631

PROVISION FOR INCOME TAXES          1,660,000       1,916,000       5,483,600       5,313,800
                                  -----------     -----------    ------------    ------------

NET INCOME                        $ 2,438,792     $ 2,814,931    $  8,056,124    $  7,806,831
                                  ===========     ===========    ============    ============


BASIC EARNINGS PER SHARE          $      0.24     $      0.27    $       0.78    $       0.76
                                  ===========     ===========    ============    ============

DILUTED EARNINGS PER SHARE        $      0.24     $      0.26    $       0.76    $       0.73
                                  ===========     ===========    ============    ============

CASH DIVIDENDS PAID PER SHARE     $      0.00     $      0.00    $       0.06    $       0.06
                                  ===========     ===========    ============    ============


     See accompanying notes to condensed consolidated financial statements.

             Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                1999              1998
                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $  8,056,124      $  7,806,831
 Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                              1,403,128         1,260,768
    Provision for doubtful accounts                              76,712           115,000
    Loss on disposal of equipment                               452,271           476,067
 Increase (decrease) arising from working
    capital items:
    Accounts receivable                                      (3,467,874)       (1,979,406)
    Inventories                                                (532,355)        5,051,281
    Prepaid expenses and other assets                         2,162,079           (18,957)
    Accounts payable and accrued expenses                    (1,407,876)          (75,513)
    Accrued royalties                                          (127,374)           10,825
    Accrued payroll expense                                    (917,564)          133,971
    Accrued selling expenses                                   (863,449)          626,395
                                                           ------------      ------------
     Net cash provided by (used for)
       operating activities                                   4,833,822        13,407,262
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant,
       and equipment                                         (3,802,357)       (1,424,169)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividend                                              (630,392)         (621,935)
    Common stock issued under stock
      option plans                                              378,077           625,820
    Purchase of treasury stock                               (6,668,727)               --
                                                           ------------      ------------
     Net cash provided by (used for)
       financing activities                                  (6,921,042)            3,885
                                                           ------------      ------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (5,889,577)       11,986,978

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                  19,776,897         7,697,040
                                                           ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 13,887,320      $ 19,684,018
                                                           ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                          $        762      $        850
                                                           ============      ============
         Income taxes                                      $  4,189,226      $  4,656,800
                                                           ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Tax benefit of stock option exercises                  $    122,500      $    506,400
                                                           ============      ============
    Issuance of treasury stock                             $     94,575      $    227,911
                                                           ============      ============


     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1998 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the periods ended September 30, 1999 and 1998. Certain reclassifications were made to the prior year amounts in order to conform with the current year presentation.

2. The Company has 50,000,000 authorized shares of $.10 par value common stock with 9,994,657 and 10,440,014 shares issued and outstanding as of September 30, 1999 and December 31, 1998, respectively.

     On May 6, 1999 the Board of Directors authorized a $0.06 per share annual cash dividend payable on June 15, 1999 to holders of record at the close of business on May 28, 1999.

     During the period ended September 30, 1999 the company purchased 545,800 shares of the company's common stock on the open market. The cost of the shares amounted to $6,668,727 and are currently being held as treasury stock.

3. Computation of the earnings per share ("EPS") in accordance with SFAS No. 128 are as follows:

                                     Three Months Ended               Nine Months Ended
                                        September 30,                   September 30,
                                     ------------------               -----------------

                                    1999            1998            1999            1998
                                    ----            ----            ----            ----

AVERAGE SHARES OUTSTANDING       10,204,475      10,391,816      10,353,059      10,306,828

EFFECT OF DILUTIVE SHARES           142,179         305,155         206,450         352,809
                                -----------     -----------     -----------     -----------

AVERAGE DILUTED
  SHARES OUTSTANDING             10,346,654      10,696,971      10,559,509      10,659,637
                                ===========     ===========     ===========     ===========

NET INCOME                      $ 2,438,792     $ 2,814,931     $ 8,056,124     $ 7,806,831
                                ===========     ===========     ===========     ===========


BASIC EARNINGS PER SHARE        $      0.24     $      0.27     $      0.78     $      0.76
                                ===========     ===========     ===========     ===========

DILUTED EARNINGS PER SHARE      $      0.24     $      0.26     $      0.76     $      0.73
                                ===========     ===========     ===========     ===========

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   (cont):

          As of September 30, 1999, options to purchase 510,295 shares of common stock were not included in the computation of diluted EPS because the option's exercise price was greater than the average price of the common shares. The options, expiring from 2007 to 2009, had exercise prices ranging from 12 3/16 to 17 3/4 per share.

          As of September 30, 1998, options to purchase 33,964 shares of common stock were not included in the computation of diluted EPS because the option's exercise price was greater than the average price of the common shares. The options, expiring from 2008 to 2009, had exercise prices ranging from 15 15/16 to 17 3/4 per share.

4. The results of operations for the nine-month period ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

5. During the first nine months of 1999 and 1998, the Company did not borrow against its unsecured line of credit totaling $10,000,000 available from a bank.

6. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended in May, 1999 by SFAS No. 137 Which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company is currently evaluating the effect of implementing SFAS No. 133, as amended, which will be effective for the year beginning January 1, 2001.

7. During 1999, Mark A. Freeman and Timothy K. Stringer brought a civil action against the Company in the United States District Court for the District of Kansas, Civil Action No. 99 2058 KHV. The complaint in the civil action alleges that the Company's Tumble Mates(R) valved drinking cups infringe U.S. Patent 5,186,347 and seeks injunctive relief, treble damages in an amount unspecified, and attorney fees. It is the Company's position that it does not infringe any valid claims of U.S. Patent 5,186,347 and the Company is vigorously defending the civil action.

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. During the fourth quarter of 1998, the Company incurred a charge relating to sales returns and the write-off of inventory of certain products containing diisononyl phthalate ("DINP"), a plastic softener. Although the results of a study on DINP conducted by the U.S. Consumer Product Safety Commission resulted in the Commission not recommending a ban on products containing DINP, some retailers decided to return certain products containing this material.

     Net sales for the three months and nine months ended September 30, 1999 increased by $384,000 and cost of sales decreased by $629,000 for the same period due to lower than expected sales returns and inventory write offs of certain products containing diisononyl phthalate, for which a charge was previously recorded in the fourth quarter of 1998. Net income for the three months and the nine months ended September 30, 1999 reflect the total after-tax increase of $603,000 related to the phthalate issue.

     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

Statements in this Report on Form 10-Q that are not strictly historical are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expects, anticipates, intends, is confident, estimates and similar expressions which by their nature refer to future events. Forward-looking statements involve risks, uncertainties or other factors which may cause material differences in actual results or performance. These factors include, but are not limited to, the successful introduction of new products, growth in international sales, the outcome of a patent lawsuit, efficiencies resulting from new order entry and warehouse systems, dependence on licensed products, the renewal of licenses, reliance upon major customers and foreign suppliers, competitive market pressures, changes in consumer preferences and in the retail industry, risks related to year 2000 compliance and other factors, described more fully in Exhibit 99 of the Annual Report on Form 10K for the year ended December 31, 1998, filed with the Securities and Exchange Commission. Forward looking statements speak only as of the date they are made and the Company undertakes no obligation to update such statements in light of new information or future events.

Net sales for the first nine months of 1999 were $103.6 million, an increase of $.4 million or 0.4%, as compared to $103.2 million for the comparable period last year. The increase was primarily due to a reversal of a portion of a 1998 accrual for sales returns of certain products containing diisononyl phthalate ("DINP"), a plastic softener, for which a charge was previously recorded in the fourth quarter of 1998. The reversal is due to lower than expected sales returns of such products. Excluding the effect on sales due to DINP, net sales remained consistent at $103.2 million and were effected by a decline in sales of licensed products. The decline in licensed products is part of an industry-wide trend that reflects the cyclical nature of licenses in the juvenile industry. The decreases were offset by increases in demand for non-licensed products.

Cost of products sold for the first nine months of 1999 was $59.9 million, a decrease of $1.1 million, as compared to $61.0 million for the comparable period last year. As a percentage of sales, cost of products sold in the first nine months of 1999 decreased to 57.9% from 59.1% in the same period of 1998 resulting from lower than expected inventory write-offs of certain products containing DINP for which a charge was previously recorded in the fourth quarter of 1998. Without the adjustment related to DINP, cost of products sold, as a percent of sales, would have decreased slightly to 58.8% from 59.1% due to normal business fluctuations.

         Management's Discussion and Analysis of Financial Condition and
                         Results of Operations (Con't)

Selling, general, and administrative expenses for the first nine months of 1999 were $30.5 million, an increase of $1.0 million or 3.7%, as compared to $29.5 million over such expenses for the first nine months of 1998. The increase resulted primarily from costs related to legal expenses incurred in the defense of a patent infringement lawsuit as well as expenses resulting from upgraded logistics systems implemented in the Company's Avon Massachusetts warehouse. As a percentage of net sales, selling, general, and administrative expenses for the first nine months of 1999 increased to 29.5% from 28.5% in the comparable period of 1998.

Income tax expense as a percentage of pretax income remained consistent at 40.5% for the first nine months of 1999 and 1998.

Net working capital decreased by $0.6 million in the first nine months of 1999 primarily due to a decrease in cash related to the investing and financing activities of the Company. Cash decreased by $5.9 million primarily due to the repurchase of treasury stock shares amounting to $6.7 million and the purchase of $3.8 million for property, plant, and equipment primarily for product molds, new information technology systems and a new inventory racking system for the Company's Avon Massachusetts warehouse facility. The cash outlays for the investing and financing activities were offset by cash generated from profitable operations which included an increase in accounts receivable of $3.5 million, a decrease in accounts payable and accrued expenses of $1.5 million and a decrease in prepaid expenses of $2.2 million. The changes in operational activity accounts are due to normal business fluctuations.

On October 28, 1999 the Company announced that its Board of Directors has approved an increase in the total dollar amount that can be used by the Company to repurchase shares of common stock of the Company under the Company's discretionary stock repurchase program. The total amount authorized by the Board has been increased by 50% to $15 million from the original amount of $10 million. As of September 30, 1999, the Company has purchased 545,800 shares of the Company's common stock at a cost of $6.7 million.

An unsecured bank line of credit of $10.0 million is subject to annual renewal. Amounts outstanding under this line are payable upon demand by the bank. During the first nine months of 1999 and 1998, the Company incurred no borrowings under the line and had no balances outstanding as of September 30, 1999 and 1998, respectively.

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

The project will also attempt to obtain assurance from mission critical vendors (banks, transfer agents, manufacturing suppliers, utilities and other suppliers of critical services to the Company) about their Y2K readiness and develop contingency plans for issues that may arise from the failure of those vendors as well as customers to achieve Y2K compliance. The Company has substantially completed its review of all IT related systems and currently believes those systems are substantially Y2K compliant.

The Company substantially completed the identification and inventory phase of the review of non-IT systems and mission critical third party relationships. Based on the review of responses from third-party vendors, which has been substantially completed, the Company has concluded that it's mission critical third party vendors are representing to the Company that they have addressed their Y2K issues and will be Y2K compliant by year end.

The Company has initiated the contingency planning phase of the Y2K project. A committee, including members of senior management, has been formed to evaluate the responses from mission critical third parties regarding assurance of their Y2K readiness. Additionally, the committee has evaluated general operational issues that may be affected by Y2K problems not limited to direct third party relationships and has incorporated potential issues into a formal contingency plan. The contingency plan development is substantially complete and various aspects of the plan have been incorporated into the work processes and plans of the Company so they are in place as Year 2000 approaches.

         Management's Discussion and Analysis of Financial Condition and
                          Results of Operations (Con't)

YEAR 2000 ISSUE (con't)

The costs to address the Y2K Issue have not been and are not expected to be material to the Company's financial position or have a material impact on operating results. Since 1996 the Company has incurred expenses of approximately $200,000 to address the Y2K issue. Additional expenses related to implementation of the contingency plans, specifically, storage related to safety inventory, may approximate $50,000 to $100,000 and is not anticipated to be material. Additional costs do not consider costs, if any, related to the failure of third party relationships to become "Year 2000" compliant.

All expenses incurred to date have been recognized as expense in the Company's consolidated financial statements in the period incurred. Costs, if any, related to the correction of Y2K issues caused by a third party's failure to be Y2K compliant would be expensed as incurred.

Based on the Y2K assessment information currently obtained and corrections implemented to date, the Company believes that the "Year 2000" Issue will not have a material adverse effect on its financial position or results of operations. The Company believes that its most reasonably likely, worst case scenario may involve non-compliant third parties, including the failure of suppliers, distributors, shipping carriers, utility companies and other similar third parties to provide their services to the Company. The Company has substantially completed the review of results of a vendor compliance survey which facilitated the risk assessment and contingency planning phase of non-IT related issues which included planning for worst case scenarios. However, there can be no assurance that the failure to ensure "Year 2000" capability by a supplier, customer, or another third party would not have a material adverse effect on the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended in May, 1999 by SFAS No. 137 which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company is currently evaluating the effect of implementing SFAS No. 133, as amended, which will be effective for the year beginning January 1, 2001.

                              THE FIRST YEARS INC.

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

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

Items 2 through 5 - Not Applicable

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits - The following exhibits are filed as part of this Report:

          Exhibit      Description
          -------      -----------

           10(t) The First Years Inc. 1993 Equity Incentive Plan, as amended through May 20, 1999.
           10(u)       Employment Agreement between The First Years Inc. and
                       Ronald J. Sidman dated September 30, 1999.
           10(v)       Letter Agreement between The First Years Inc. and Jerome
                       M. Karp dated August 8, 1999.

           27          Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the past quarter covered by this report.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

     At September 30, 1999, the Company held foreign currency forward contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts totaled approximately $1,341,000 and the fair market value of the contracts approximated their predetermined rates included therein.

     Also see the discussion of the Company's disclosure regarding Market Risk in Item 7A of Form 10K filed with the Securities and Exchange Commission.

                              THE FIRST YEARS INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE FIRST YEARS INC.
                                   --------------------
                                       Registrant



Date   11/12/99                       /s/   John R. Beals
    -------------------            ----------------------------
                                   John R. Beals, Senior Vice
                                   President and Treasurer,
                                   Duly Authorized Officer and
                                   Principal Financial Officer

                              THE FIRST YEARS INC.

                                  EXHIBIT INDEX

   Exhibit   Description                                                   Page
   -------   -----------                                                   ----


    10(t)    The First Years Inc. 1993 Equity Incentive Plan, as amended through
             May 20, 1999.

    10(u)    Employment Agreement between The First Years Inc. and Ronald J.
             Sidman dated September 30, 1999.

    10(v) Letter Agreement between The First Years Inc. and Jerome M. Karp dated August 8, 1999.

    27       Financial Data Schedule