Form 10-K405
period 1999-12-31
FIRST YEARS INC
filed 2000-03-28
CIK 55698

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999; OR

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

     The aggregate market value of the Common Stock held by nonaffiliates of the Company was $64,401,098, based on the price at which the stock was sold over the counter on the Nasdaq National Market, as reported at the close of business on February 29, 2000.

     The number of shares of Registrant's Common Stock outstanding on December 31, 1999 was 9,616,235.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. The following sections of such definitive proxy statement are hereby incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K: "Common Stock Ownership of Certain Beneficial Owners and Management;" "Election of Directors;" "Executive Compensation" (other than the Board Compensation Committee Report on Executive Compensation and the Performance Chart); and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

                                     PART I

ITEM 1.  BUSINESS

     The First Years Inc. (the "Company") is a leading developer and worldwide marketer of a broad line of products for infants and toddlers. Major channels through which the Company sells its products include mass merchants, supermarkets, drug stores, department stores, wholesale clubs, convenience stores, specialty stores, internet-based retailers, mail-order catalogs and catalog showrooms.

     The Company was incorporated in 1952 in Massachusetts under the name Kiddie Products, Inc. The Company changed its name to The First Years Inc. in May, 1995, and is headquartered in Avon, Massachusetts. The Company also has a wholly-owned subsidiary, the First Years Inc., which is incorporated in Delaware and headquartered in California.

     Except as expressly indicated or unless the context otherwise requires, as used in this report, the "Company" means The First Years Inc. a Massachusetts corporation, and its subsidiaries.

  Products

     The Company's product line, which contains approximately 250 items that range in retail price from approximately $0.99 to $69.99, is categorized and marketed into five distinct product categories as follows:

     Feeding & Soothing. The Feeding & Soothing category is comprised of bottles and accessories, nipples, pacifiers, teethers, bowls, drinking cups, dishes, flatware, bibs, breast-feeding accessories and feeding sets. This category includes the TumbleMates line of training cups, bowls, plates and utensils, designed for serving, storing and transporting drinks and snacks, and which features a system of interchangeable cups and lids. This category also includes the Natural Feeding System of nipples and bottles, and the new Reclining 3-Stage Feeding Seat.

     Play & Discover. The Play & Discover category consists of an extensive line of entertaining, skill-developing toys for infants and toddlers including crib toys, floor toys, hand-held toys, and large play items. This category includes the Company's Washables line of 100% washable, dishwasher-safe toys. In 1999, the Company introduced the 3-in-1 Tummy Play set.

     Care & Safety. The Care & Safety category consists of a broad line of bathing and grooming accessories, home safety and monitoring products such as door and cabinet latches, toilet-training products and products appropriate for the health and hygiene needs of infants. This category includes the Crisp & Clear Plus 900MHz Nursery Monitor and the new Hands-Free Gate, a foot-pedal operated gate.

     Winnie the Pooh. The Winnie the Pooh category consists of numerous basic products including teethers, rattles, bibs, bottles, bathing accessories and gift sets featuring Winnie the Pooh characters. In 1999, the Company introduced numerous additional items in this category including a 2-in-1 Bathtub and Color Change Bathseat.

     Sesame Street. The Sesame Street category consists of numerous basic products including teethers, pacifiers, bottles, drinking cups, dishes, flatware, healthcare products, car sun shade, hooded towels, rattles and a toilet trainer. In 1999, the Company introduced a new Fold-Down Bed Rail.
                            ------------------------

     THE FIRST YEARS(R) Ideas Inspired by Parents(R), TumbleMates(R), Firstronics(R), and Washables(R) are registered trademarks of The First Years Inc. Crisp & Clear Plus(TM) and ComforTemp(TM) are trademarks of The First Years Inc. SESAME STREET is a registered trademark of Children's Television Workshop. WINNIE THE POOH(R) and POOH(R) are registered trademarks of Disney Enterprises, Inc.

FINANCIAL INFORMATION ABOUT SEGMENTS

     The Company has one operating segment. It engages in a single line of business of developing and marketing one class of similar products for infants and toddlers through the same retail channels. For financial information regarding such single operating segment, please see Item 14(a).1. "Consolidated Financial Statements."

PRODUCT DESIGN, DEVELOPMENT AND MARKETING

     The Company devotes substantial resources to product development. The Company employs a staff of professionals engaged in the creation of new products and uses a diverse group of outside designers and developers. For the past 19 years the Company's product line also has been designed in consultation with Dr.
T. Berry Brazelton, the well-known pediatrician and authority on child development, and staff members of the Child Development Unit at Children's Hospital in Boston, Massachusetts (the "CDU"), of which Dr. Brazelton is founder and Director Emeritus.

     The Company spent approximately $3.8, $3.3 and $2.6 million on new product development in 1999, 1998, and 1997, respectively. Most of the Company's new products are shown at the Juvenile Products Manufacturers Association Trade Show, in Dallas, Texas in the fall of each year, and a variety of other national and international toy and baby fairs.

SALES

     The Company's products are sold nationally and internationally to a broad spectrum of customers including mass merchants, national variety and drug stores, supermarkets, wholesale clubs, convenience stores, toy specialty stores, wholesale distributors, department stores, internet-based retailers, mail order catalogs and catalog stores. The Company sells its products in a large number of countries throughout the world. Major customers include Wal*Mart, Toys "R" Us, Target, Kmart, Kroger, Sears, Eckerd Drugs, Rite Aid, Albertsons, and J.C. Penney.

     The Company's products are sold in the United States and Canada primarily through the Company's internal sales staff and a large network of independent sales representatives. The Company's sales staff is responsible for supervising and training the sales representatives. Such training is conducted at the Company's headquarters and throughout the United States.

     The Company's wholly-owned subsidiary, The First Years Inc., a Delaware corporation ("TFY-Delaware"), handles the Company's sales and distribution operations in the western part of the United States. TFY-Delaware has sales offices in Missouri, Arkansas and California, and is the Company's exclusive sales agent for certain states in the western part of the United States.

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

     During 1999, Wal*Mart, Toys "R" Us, and Target accounted for approximately 28%, 19%, and 14% of the Company's net sales, respectively. A significant reduction in purchases by any one of these customers could have a material adverse effect on the Company's business.

     Backlog is not a significant and material aspect of the Company's business. Customers place orders on an as needed basis. As the Company's sales have increased, the amount of unfilled orders at any time has not been indicative of future results.

LICENSED CHARACTER PRODUCTS

     Since 1996, the Company has entered into and renewed various agreements which provide for the payment of royalties on certain of the Company's products featuring licensed cartoon characters. The agreements have various terms and require minimum royalty payments of $6,007,000 during the terms of these agreements. A major licensing agreement was renewed in 1999 and will expire at the end of 2000. Sales of products licensed under this major license agreement amounted to 34% of the Company's total net sales for the year ended December 31, 1999. While management currently anticipates negotiating a renewal of the license, non-renewal of this licensing agreement or, renewal on terms not favorable to the Company could have a material adverse affect on the Company's business (see Exhibit 99 to this Report, "Important Factors That May Affect Future Results" and "Notes to Consolidated Financial Statements," Numbers 6 and
8).

MANUFACTURING AND SOURCES OF SUPPLY

     The Company does not own or operate its own manufacturing facilities. In 1999, all of the Company's products were manufactured either using the Company's custom tools (molds and dies) or to the Company's specifications by approximately 25 manufacturers located in the United States, Canada, China, Taiwan, Thailand, and Mexico. Approximately 54% of all of its products sold in 1999 were manufactured in Asia, primarily in China. A large percentage of the Company's furnishings and other large products were manufactured in 1999 by suppliers in the United States and Canada because of the significantly higher shipping costs from the Far East.

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

     In 1999, the Company's largest supplier, which is based in the United States, accounted for products that represented approximately 12% of its sales in 1999. Other than as described above, the Company has not entered into long-term contractual arrangements with any of its suppliers.

     The principal raw materials used in the production and sale of the Company's products are plastic, paperboard and cloth. Raw materials are purchased by the manufacturers who deliver completed products to the Company. Because the primary source used in manufactured plastic is petroleum, the cost and availability of plastic for use in the Company's products varies to a great extent with the price of petroleum. The inability of the Company's suppliers to acquire sufficient plastic and paperboard at a reasonable price could have a material adverse effect on the Company's profitability. The Company did not experience any difficulties in obtaining materials in 1999.

     The Company purchases its products from its suppliers primarily in the U.S. dollar and the Hong Kong dollar which is currently pegged to the U.S. dollar. The Company also purchases a small percentage of its products in Canadian dollars from one supplier. Generally, the Company's suppliers ship the products on the basis of open credit terms or upon the acceptance of products by the Company. The Company also enters into foreign exchange contracts. (See "Notes to Consolidated Financial Statements," Numbers 1 and 5).

     Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation or the imposition of restrictive regulations conditioning or revoking China's Normal Trade Relations ("NTR") trading status could have a material adverse effect upon the Company's business because products originating from China could be subjected to substantially higher rates of duty. China's NTR trading status has been extended through July 3, 2000. Unless Congress takes action to override this decision, China will continue to enjoy NTR treatment during this period. The European Community (the "EC") has enacted a quota and tariff system with respect to the importation into the EC of certain toy products originating in China. The Company, therefore, continues to evaluate alternative sources of supply outside of China.

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

DISTRIBUTION

     The Company distributes its products in the United States from its warehouse facility in Avon, Massachusetts and from a public warehouse in Fontana, California. The Company distributes its products in Canada from a public warehouse in Toronto, Ontario. In Europe, the Company distributes its products from a public warehouse in Ghent, Belgium. Warehouse services at the various public warehouses are performed by warehouse operators unaffiliated with the Company.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 150 full-time and 5 part-time employees, of whom 4 are senior executive officers and all of the other employees of the Company are in sales, marketing and product development, materials, purchasing, quality assurance, data processing, finance, administration and clerical, and warehousing positions. None of the Company's employees is represented by a union, and the Company has not experienced any work stoppages. The Company believes that relations with employees are good.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The Company's domestic sales in 1999, 1998 and 1997 were approximately $122.2, $116, and $104.5 million, respectively, and accounted for approximately 89.4%, 87.4% and 86.5% of the Company's total net sales in 1999, 1998, and 1997, respectively. The Company's international sales (primarily in Europe, Canada, South America and the Pacific Rim) were approximately $14.5, $16.7, and $16.2 million, respectively, and accounted for approximately 10.6%, 12.6% and 13.5% of the Company's total net sales in 1999, 1998, and 1997, respectively. (See "Notes to Consolidated Financial Statements", Number 8.)

     For information regarding the Company's long-lived assets in the U.S.A. and foreign countries, please see the Company's "Consolidated Balance Sheet as of December 31, 1999 and 1998" and "Notes to Consolidated Financial Statements", Number 12.

     For information regarding the risks attendant to the Company's international sales and operations, please see "Manufacturing and Sources of Supply" on Page I-3 and "Competition" on Page I-4.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     The names of the Company's Executive Officers and Directors and certain information about them are set forth below. Officers have served in the capacity indicated in the table below for at least five years, unless otherwise indicated in the notes.

                                                                                               OFFICER OR
                                                                                                DIRECTOR
                   NAME                     AGE                    POSITION                      SINCE
                   ----                     ---                    --------                    ----------
Ronald J. Sidman..........................  53    President, Chairman of the Board of
                                                  Directors, and Chief Executive Officer          1975
Jerome M. Karp............................  72    Director                                        1969
Benjamin Peltz............................  60    Director                                        1975
Evelyn Sidman.............................  86    Clerk and Director                              1979
Fred T. Page..............................  53    Director                                        1988
Kenneth R. Sidman.........................  54    Director                                        1998
Lewis M. Weston...........................  73    Director                                        1998
Walker J. Wallace.........................  55    Director                                        1999
John R. Beals.............................  45    Treasurer, Senior Vice President -- Finance
                                                  and Chief Financial Officer                     1990
Wayne Shea................................  45    Senior Vice President -- Worldwide Sales
                                                  and Merchandising                               1991
Bruce Baron...............................  39    Senior Vice President -- Operations             1997

---------------

     Mr. Sidman has been the President of the Company since January 1989 and Chairman of the Board of Directors and Chief Executive Officer since March 1995.

     Mr. Karp served as Vice Chairman of the Board of the Company from January, 1989 until his retirement from the Company in August, 1999.

     Mr. Peltz served as the Treasurer of the Company from May, 1970 to January, 1998 and as the Senior Vice President of the Company from January 1980 until June 30, 1997 when he retired from the Company.

     Mr. Page was with Southern New England Telecommunications Corporation ("SNET"), a subsidiary of Southwestern Bell, for thirty years from 1969 to 1999. From January, 1994 to March, 1999 he served as President -- Network Services of SNET.

     Kenneth R. Sidman has been Vice President, Business & Technology Development, at Saint-Gobain Performance Plastics Corp., Wayne, NJ, (formerly Norton Performance Plastics Corp.), since 1997. Mr. Sidman joined Saint-Gobain Performance Plastics Corp. in 1984 as Director, New Business Development, and from 1992 to 1997, was Vice President, Marketing & New Business Development.

     Mr. Lewis M. Weston is a Retired Partner of Goldman, Sachs & Co. and was a Limited Partner of Goldman Sachs from 1978 to 1999. He had been with Goldman Sachs since 1951 and was made a General Partner in 1967. He was Partner in charge of the Syndicate Department from 1969 to 1978, a period during which he was also active with the National Association of Securities Dealers (NASD), serving three years as a member of the NASD's Board of Governors. Currently, Mr. Weston is a board member of South East Asia Venture Investment Company (SEAVIC) and SEAVIC, III, Singapore, and the Thai Prime Fund, Singapore, as well as a member of the International Advisory Board of Banco Finantia, Lisbon, Portugal. He also serves on the Investors Representative Committee of the China Dynamic Investment Fund.

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

ITEM 2.  PROPERTIES

     The Company owns its executive and administrative offices and principal warehouse which are located in a 124,000 square-foot building at One Kiddie Drive, Avon, Massachusetts. The Company also has sales offices in leased premises in Cirencester, England. The Company's subsidiary, TFY-Delaware has sales offices in leased premises in Missouri, Arkansas and California.

     The Company also uses public warehouses located in Toronto, Canada; Fontana, California; and in Ghent, Belgium.

     The Company believes that its properties (owned and leased) are in good condition and adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in legal proceedings which have arisen in the ordinary course of business. The Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the Company's financial condition or operating results. (See also "Notes to Consolidated Financial Statements," Number 11).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market. Below is a summary of the actual high and low sales prices of the Company's Common Stock for each quarter of 1999 and 1998 as reported by Nasdaq and retroactively adjusted to reflect the Company's 2-for-1 stock split effected on June 29, 1998.

                                      1999

                          QUARTER                              LOW         HIGH
                          -------                              ---         ----
First.......................................................  $12 3/4     $18
Second......................................................   13 5/8      17 3/4
Third.......................................................    9 1/4      15
Fourth......................................................    6 3/4      10 1/2

                                      1998

                          QUARTER                              LOW         HIGH
                          -------                              ---         ----
First.......................................................  $10 1/2     $18 1/8
Second......................................................   15 1/4      20
Third.......................................................   12          19 1/2
Fourth......................................................    9          18 1/4

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                                APPROXIMATE NUMBER
                                                                 OF RECORD HOLDERS
                       TITLE OF CLASS                        (AS OF DECEMBER 31, 1999)
                       --------------                        -------------------------
Common Stock, $.10 Par Value                                            169

(c)  DIVIDEND POLICY

     In 1998 and 1999, the Company paid cash dividends on its Common Stock of $0.06 per share, which were paid on June 29, 1998 and June 15, 1999, respectively. The Company currently expects that comparable cash dividends will continue to be paid in the future. However, the declaration and payment of any such cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs, and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will continue to pay dividends in the future.

     The Company's Board of Directors declared on May 8, 1998, a 2-for-1 stock split effected in the form of a 100% stock dividend payable on June 29, 1998 to holders of record on May 29, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

                                   1999           1998           1997          1996          1995
                               ------------   ------------   ------------   -----------   -----------
SELECTED INCOME STATEMENT
  DATA:
Net sales....................  $136,651,751   $132,716,379   $120,695,988   $93,110,361   $75,757,322
Cost of products sold........    79,645,326     80,737,193     71,185,634    55,463,255    45,108,546
Selling, general and
  administrative expenses....    42,303,932     39,011,893     37,165,878    28,580,039    23,961,206
Interest expense.............            --             --         27,709       358,637       186,338
Interest income..............       582,640        590,822        168,922        27,349        16,718
Offering expenses............            --             --             --            --       310,457
Income before income taxes...    15,285,133     13,558,115     12,485,689     8,735,779     6,207,493
Provision for income taxes...     6,190,500      5,545,300      5,040,900     3,494,300     2,483,000
Net income...................     9,094,633      8,012,815      7,444,789     5,241,479     3,724,493
Basic earnings per share**...         $0.89          $0.78          $0.75         $0.55         $0.41
Diluted earnings per
  share**....................         $0.87          $0.75          $0.71         $0.53         $0.40
Dividends paid per share*....         $0.06          $0.06          $0.05         $0.05         $0.05
Basic weighted average number
  of shares outstanding**....    10,226,470     10,338,857     10,003,774     9,466,356     9,014,116
Diluted weighted average
  number of shares
  outstanding**..............    10,402,297     10,669,503     10,453,062     9,891,982     9,326,982
SELECTED BALANCE SHEET DATA:
Total assets.................  $ 67,913,856   $ 69,275,895   $ 60,571,561   $47,049,537   $41,712,080
Long-term debt...............            --             --             --            --       100,001
Stockholders' equity.........    51,702,426     52,647,404     44,009,004    35,866,440    25,763,259
Stockholders' equity per
  share**....................         $4.97          $4.93          $4.21         $3.63         $2.76

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF FORWARD LOOKING INFORMATION:

     Statements in this Report on Form 10-K that are not strictly historical are "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, are confident, estimate and similar expressions which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include but are not limited to the Company's need for continued innovative product development, and timely product introductions; the Company's reliance on sales of licensed products, consumer preferences, major customers and foreign manufacturers; changes in the retail industry; competition in the juvenile products market; cost and availability of certain materials; risks related to inventory, international sales, products liability, the Company's intellectual property and litigation; importance of brand recognition; currency fluctuation risks; impact of government regulations; and the dependence on, and need for, key personnel. Information with respect to risk factors are contained in Exhibit 99 of this Annual Report on Form 10-K, and quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update the information contained in this press release.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales in 1999 were $136.7 million, an increase of $4.0 million or 3.0%, as compared to $132.7 million in 1998. The increase was due to increased demand for the First Years brand products which was partially offset by decreased demand for licensed products in domestic and foreign markets. As a percentage of sales, sales of licensed products decreased to 39.6% in 1999 from 48.4% in 1998 as consumer demand for licensed products lessened, particularly for several items that had been selling well in 1998. Sales of the First Years brand products increased to 60.4% in 1999 from 51.6% in 1998 due primarily to new product introductions. The Company anticipates that the percent of the First Years branded products to total sales will continue to increase as a result of recent trends. An additional factor affecting net sales in 1999 and 1998 was the accounting for sales returns of certain products containing diisononyl phthalate, ("DINP"). As fully disclosed in Note 10 of the Company's financial statements, 1998 net sales reflect a charge of $3.0 million for an accrual of sales returns and 1999 net sales reflect an increase of $0.4 million for a reversal of a portion of the 1998 accrual. As a percent of sales, net sales to foreign markets decreased to 10.6% in 1999 from 12.6% in 1998 as reduced sales in Latin America and Europe were partially offset by sales increases in Canada and the Pacific Rim. The Company currently believes that substantial long term opportunity exists in the foreign markets and will continue to pursue increased sales potential in those markets.

     Cost of products sold in 1999 was $79.6 million, a decrease of $1.1 million or (1.4)%, as compared to $80.7 million in 1998. As a percentage of net sales, cost of products sold in 1999 decreased to 58.3% from 60.8% in the comparable period of 1998. The decrease was primarily due to the lower than expected inventory writeoffs of certain products containing DINP for which a charge was previously recorded in the fourth quarter of 1998 as well as lower costs associated with the increased percentage of sales of non-licensed higher margin products in 1999.

     Selling general and administrative expenses in 1999 were $42.3 million, an increase of $3.3 million, or 8.4%, as compared to $39.0 million of such expenses in 1998. The increase was primarily due to costs related to the settlement of a patent lawsuit, legal expenses related to the lawsuit, and market research expenses. As a percentage of net sales, selling, general, and administrative expenses increased to 31.0% in 1999 from 29.4% in the comparable period of 1998. The increase reflects the costs associated with the lawsuit issue as selling, general and administrative expenses as a percent of net sales would be consistent with 1998 if the related costs were excluded.

     Income tax expense as a percentage of pretax income decreased to 40.5% in 1999 from 40.9% in 1998 as the Company's taxable income was subject to a slightly lower aggregate effective rate on the state level.

YEAR 2000 ISSUE

     The "Year 2000 Issue" (Y2K) related to potential problems resulting from the incorrect processing of information using dates or date sensitive data by computers and other machines utilizing embedded microprocessors. The problem is attributable to the computer or software recognizing the year as a two digit number "00" as opposed to the Year "2000". The Company was adequately prepared for Y2K and did not experience any meaningful disruptions related to the Company's information technology (IT) and non-IT systems. Additionally, the Company did not encounter any disruptions in service or communications with its mission critical service vendors, suppliers of products, logistics vendors or it's customers.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales in 1998 were $132.7 million, an increase of $12.0 million, or 10.0%, as compared to $120.7 million in 1997. The increase was due to new product introductions and expanded retail distribution in domestic and foreign markets. An additional factor affecting sales was a charge of $3.0 million relating to expected sales returns of certain products containing diisononyl phthalate ("DINP"), a plastic softener. As a percent of sales, net sales to foreign markets decreased to 12.6% in 1998 from 13.5% in 1997 as sales increases in Europe were partially offset by reduced sales in Latin America and the Pacific Rim due to poor economic conditions. The Company currently believes economic conditions in Latin America and the Pacific Rim may negatively affect sales potential during the short to medium term but that in the long term substantial opportunity exists. As a percentage of net sales, sales of licensed products increased to 48.4% in 1998 from 43.1% in 1997. The Company derives a significant portion of its sales from products under license. A major licensing agreement, which was to expire at the end of 1998, had been extended through March 31, 1999. Sales of products licensed under the agreement amounted to 42% of the Company's total sales for the year ended December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital decreased by $2.5 million to $43.0 million at December 31, 1999 from $45.5 million at December 31, 1998 primarily due to decreases in cash. Cash decreased by $6.4 million primarily as a result of the purchase of $10.0 million of treasury shares under the stock repurchase program and purchases of property, plant and equipment associated with the new warehouse computer and racking systems at the Company's Avon facility. The decrease in cash was partially offset by profitable operations.

     An unsecured line of credit of $10 million which is subject to annual renewal in August of 2000, is available from a bank. Amounts outstanding under the line are payable upon demand by the bank. During 1999 and 1998, the Company had no borrowings under the line of credit. As of December 31, 1999 and 1998 no balances were outstanding.

     The Company paid a cash dividend of $0.06 per share of Common Stock in June of 1999 and 1998, respectively.

     The Company expects cash flow from operations and availability under the Company's lines of credit to be sufficient to meet cash needs for working capital expenditures for the next two years.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

     Inflation has not had a material effect on the Company's operating results over the past three years.

     The Company enters into forward exchange contracts to minimize the impact of fluctuations in currency exchange rates on future cash flows emanating from sales denominated in foreign currencies. The Company does not purchase such contracts for trading purposes. During 1999, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's commitment under these contracts approximated $3.8 million as of December 31, 1999. At December 31, 1999, the exchange rates for such currencies covered by the contracts approximated the predetermined rates included therein. The Company routinely assesses the financial strength of the bank which is counterparty to the forward exchange contracts. As of December 31, 1999, management believes it had no significant exposure to credit risk relative to such contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2001. Management of the Company are currently evaluating the effect of implementing SFAS No. 133 on the consolidated financial statements.

     Effective January 1, 1999, the Company adopted the AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of this statement resulted in no changes to the consolidated financial statements.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders, except that the sections in said definitive proxy statement entitled "Board Compensation Committee Report on Executive Compensation" and the "Stock Performance Chart" shall not be deemed incorporated herein by reference to this 10-K Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

                                      III-1

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14.(a) 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Income for the Years Ended December 31,
           1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity for the Years Ended
           December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended December 31,
           1999, 1998 and 1997

   (a) 2. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

                                                                         PAGE
                                                                         ----
(3)(i)    Restated Articles of Organization as currently in effect
          (filed as Exhibit (3.1) to Amendment No. 1 to Form S-1
          Registration Statement filed with the Commission on October
          5, 1995 and incorporated herein by reference).
(3)(ii)   By-laws of the Company as currently in effect.                 IV-19
(10)(a)   Agreement with Disney Enterprises, Inc. regarding the
          licensing of Winnie the Pooh characters dated as of November
          16, 1998 (filed as Exhibit (10)(r) on Form 10-Q for the
          quarter ended June 30, 1999 and incorporated herein by
          reference; certain portions of such Agreement are subject to confidential treatment).
(10)(b)   Agreement with Disney Enterprises, Inc. dated as of November
          16, 1998 regarding the licensing of Disney standard
          characters, Disney classic cartoon characters and Disney
          Babies (filed as Exhibit 10(s) on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference;
          certain portions of such Agreement are subject to
          confidential treatment).
(10)(c)   Agreement with the Children's Television Workshop dated July
          1, 1996 regarding the licensing of Sesame Street characters
          (filed as Exhibit (10)(g) on Form 10-K for the year ended
          December 31, 1996 and incorporated herein by reference;
          certain portions of such Agreement are subject to
          confidential treatment).
(10)(d)   Letter Agreement with Children's Television Workshop dated as of July 1, 1999 regarding the renewal of the licensing of
          Sesame Street characters (certain portions of which are
          subject to confidential treatment).                            IV-19

  Management Contracts and Compensatory Plans

(10)(e)   The First Years Inc. 1993 Equity Incentive Plan, as amended through May 20, 1999 (filed as Exhibit (10)(t) on Form 10-Q for the quarter ended September 30, 1999 and incorporated
          herein by reference).
(10)(f)   The First Years Inc. 1993 Stock Option Plan for Directors,
          as amended through October 1, 1999.                            IV-19
(10)(g)   Letter Agreement between The First Years Inc. and Jerome M.
          Karp dated August 8, 1999 (filed as Exhibit 10(v) on Form
          10-Q for the quarter ended September 30, 1999, and
          incorporated herein by reference).

                                                                         PAGE
                                                                         ----
(10)(h)   Employment Agreement between The First Years Inc. and Ronald
          J. Sidman, dated September 30, 1999 (filed as Exhibit 10(u)
          on Form 10-Q for the quarter ended September 30, 1999 and
          incorporated herein by reference).
(10)(i)   The First Years Inc., a Massachusetts Corporation, and
          Affiliates -- 1998 Annual Incentive Plan, effective as of
          January 1, 1998 (filed as Exhibit 10(n) on Form 10-K for the year ended December 31, 1998 and incorporated herein by
          reference).
(10)(j)   Agreement between The First Years Inc. and Wayne Shea dated
          August 12, 1997 (filed as Exhibit (10)(o) on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
(10)(k)   Agreement between The First Years Inc. and Bruce Baron dated
          July 10, 1997 (filed as Exhibit 10(p) on Form 10-K for the year ended December 31, 1998 and incorporated herein by
          reference).
(10)(l)   Agreement between The First Years Inc. and James N. Turner dated June 15, 1998 (filed as Exhibit 10(q) on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
------------------------------------------------------------------------------

(21)      List of Subsidiaries of the Registrant.                        IV-19
(23)      Consent of Deloitte & Touche LLP dated March 30, 2000.         IV-19
(27)      Financial Data Schedule -- 12/31/99                            IV-19
(99)      Important Factors That May Affect Future Results.              IV-19

14.(b)  REPORT ON FORM 8-K

     The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1999. The report on Form 8-K was filed on December 29, 1999 to report the settlement of a patent infringement lawsuit.

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

                                                    THE FIRST YEARS INC.
                                            ....................................
                                                        (Registrant)

                                            By:    /s/ RONALD J. SIDMAN
                                              ..................................
                                              RONALD J. SIDMAN, CHIEF EXECUTIVE
                                                            OFFICER,
                                                   CHAIRMAN OF THE BOARD OF
                                                    DIRECTORS, AND PRESIDENT
                                            Date:  March 16, 2000
                                            By:      /s/ JOHN R. BEALS
                                              .................................
                                                 JOHN R. BEALS, TREASURER AND
                                                    SENIOR VICE PRESIDENT --
                                               FINANCE(CHIEF FINANCIAL OFFICER
                                                           AND CHIEF
                                                     ACCOUNTING OFFICER)
                                            Date:  March 16, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2000.

                     SIGNATURE                                     TITLE                      DATE
                     ---------                                     -----                      ----
               /s/ RONALD J. SIDMAN                  Chief Executive Officer Chairman    March 16, 2000
     ........................................        of the Board of Directors and
                 RONALD J. SIDMAN                    President

                /s/ JEROME M. KARP                   Director                            March 16, 2000
     ........................................
                  JEROME M. KARP

                 /s/ EVELYN SIDMAN                   Director                            March 16, 2000
     ........................................
                   EVELYN SIDMAN

                /s/ BENJAMIN PELTZ                   Director                            March 16, 2000
     ........................................
                  BENJAMIN PELTZ

                 /s/ FRED T. PAGE                    Director                            March 16, 2000
     ........................................
                   FRED T. PAGE

               /s/ KENNETH R. SIDMAN                 Director                            March 16, 2000
     ........................................
                 KENNETH R. SIDMAN

                /s/ LEWIS M. WESTON                  Director                            March 16, 2000
     ........................................
                  LEWIS M. WESTON

               /s/ WALKER J. WALLACE                 Director                            March 16, 2000
     ........................................
                 WALKER J. WALLACE

                              THE FIRST YEARS INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Independent Auditors' Report................................  IV-5
Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 1999 and
      1998..................................................  IV-6
     Consolidated Statements of Income for the Years Ended
      December 31, 1999, 1998, and 1997.....................  IV-7
     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1999, 1998, and 1997.........  IV-8
     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1999, 1998, and 1997...............  IV-9
     Notes to Consolidated Financial Statements.............  IV-10-17
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts for the Years Ended December 31, 1999, 1998, and
  1997......................................................  IV-18

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The First Years Inc.
Avon, Massachusetts

     We have audited the accompanying consolidated balance sheets of The First Years Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The First Years Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 2, 2000

                              THE FIRST YEARS INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                 1999           1998
                                                                 ----           ----
                                         ASSETS
Current Assets:
     Cash and cash equivalents (Notes 1 and 8)..............  $13,400,728    $19,776,897
     Accounts receivable (less allowance for doubtful
      accounts of $270,000 in 1999 and 1998) (Note 8).......   21,587,886     19,013,127
     Inventories (Note 1)...................................   20,352,845     18,520,023
     Prepaid expenses and other assets......................    1,308,974      2,638,634
     Deferred tax asset (Notes 1 and 3).....................    1,675,000      1,424,500
                                                              -----------    -----------
          Total current assets..............................   58,325,433     61,373,181
                                                              -----------    -----------
Property, Plant, and Equipment (Note 1):
     Land...................................................      167,266        167,266
     Building...............................................    5,154,845      4,199,790
     Machinery and molds....................................    7,536,378      7,878,103
     Furniture and equipment................................    4,820,691      4,571,636
                                                              -----------    -----------
          Total.............................................   17,679,180     16,816,795
     Less accumulated depreciation..........................    8,090,757      8,914,081
                                                              -----------    -----------
          Property, plant, and equipment -- net.............    9,588,423      7,902,714
                                                              -----------    -----------
          Total Assets......................................  $67,913,856    $69,275,895
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.......................................  $10,329,899    $ 9,400,966
     Accrued royalty expense (Note 6).......................    1,792,475      2,130,027
     Accrued payroll expenses...............................      113,409      1,200,966
     Accrued selling expenses...............................    3,048,547      3,098,232
                                                              -----------    -----------
          Total current liabilities.........................   15,284,330     15,830,191
                                                              -----------    -----------
Deferred Tax Liability (Notes 1 and 3)......................      927,100        798,300
                                                              -----------    -----------
Commitments and Contingencies (Notes 5, 6 and 8)
Stockholders' Equity (Notes 4, 7, and 9):
Common stock -- authorized, 15,000,000 shares; issued
  10,570,329 and 10,461,408; outstanding, 9,616,235 and
  10,440,014 as of December 31, 1999 and 1998,
  respectively..............................................    1,057,033      1,046,141
Paid-in-capital.............................................    8,052,623      7,472,398
Retained earnings...........................................   52,907,819     44,438,589
Less treasury stock at cost, 954,094 and 21,394 shares as of
  December 31, 1999 and 1998, respectively..................  (10,315,049)      (309,724)
                                                              -----------    -----------
          Total stockholders' equity........................   51,702,426     52,647,404
                                                              -----------    -----------
          Total Liabilities and Stockholders' Equity........  $67,913,856    $69,275,895
                                                              ===========    ===========

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Net Sales (Notes 1, 6, 8 and 10).................  $136,651,751    $132,716,379    $120,695,988
Cost of Products Sold (Notes 1 and 10)...........    79,645,326      80,737,193      71,185,634
                                                   ------------    ------------    ------------
Gross Profit.....................................    57,006,425      51,979,186      49,510,354
Selling, General, and Administrative Expenses
  (Notes 1, 7 and 11)............................    42,303,932      39,011,893      37,165,878
                                                   ------------    ------------    ------------
Operating Income.................................    14,702,493      12,967,293      12,344,476
Other Income (Expense):
  Interest expense...............................            --              --         (27,709)
  Interest income................................       582,640         590,822         168,922
                                                   ------------    ------------    ------------
Income Before Income Taxes.......................    15,285,133      13,558,115      12,485,689
Provision for Income Taxes (Notes 1 and 3).......     6,190,500       5,545,300       5,040,900
                                                   ------------    ------------    ------------
Net Income (Note 10).............................  $  9,094,633    $  8,012,815    $  7,444,789
                                                   ============    ============    ============
Basic Earnings Per Share (Notes 1 and 9).........         $0.89           $0.78           $0.75
                                                          =====           =====           =====
Diluted Earnings Per Share (Notes 1 and 9).......         $0.87           $0.75           $0.71
                                                          =====           =====           =====

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                         COMMON STOCK
                                   ------------------------    PAID-IN      RETAINED       TREASURY
                                     SHARES      PAR VALUE     CAPITAL      EARNINGS        STOCK
                                   -----------   ----------   ----------   -----------   ------------
Balance, January 1, 1997.........    4,948,980   $  494,898   $5,271,875   $30,099,667   $         --
  Stock issued under stock option
     plans (Note 7)..............      139,020       13,902      804,433            --             --
  Tax benefit derived from option
     compensation deduction......           --           --      458,000            --             --
  Dividends paid.................           --           --           --      (496,747)            --
  Repurchase of 3,409 shares for
     treasury....................       (3,409)          --           --            --        (81,813)
  Net income.....................           --           --           --     7,444,789             --
                                   -----------   ----------   ----------   -----------   ------------
Balance, December 31, 1997.......    5,084,591      508,800    6,534,308    37,047,709        (81,813)
  Stock issued under stock option
     plans (Note 7)..............      183,205       18,321      916,510            --             --
  Tax benefit derived from option
     compensation deduction......           --           --      540,600            --             --
  Dividends paid.................           --           --           --      (621,935)
  Repurchase of 10,576 shares for
     treasury....................      (10,576)          --           --            --       (227,911)
  Stock split, two-for-one (Note
     4)..........................    5,182,794      519,020     (519,020)           --             --
  Net income.....................           --           --           --     8,012,815             --
                                   -----------   ----------   ----------   -----------   ------------
Balance, December 31, 1998.......   10,440,014    1,046,141    7,472,398    44,438,589       (309,724)
  Stock issued under stock option
     plans (Note 7)..............      108,921       10,892      457,725            --             --
  Tax benefit derived from option
     compensation deduction......           --           --      122,500            --             --
  Dividends paid.................           --           --           --      (625,403)            --
  Repurchase of 932,700 shares
     for treasury................     (932,700)          --           --            --    (10,005,325)
  Net income.....................           --           --           --     9,094,633             --
                                   -----------   ----------   ----------   -----------   ------------
Balance, December 31, 1999.......    9,616,235   $1,057,033   $8,052,623   $52,907,819   $(10,315,049)
                                   ===========   ==========   ==========   ===========   ============

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                             1999          1998          1997
                                                         ------------   -----------   -----------
Cash Flows from Operating Activities:
  Net income...........................................  $  9,094,633   $ 8,012,815   $ 7,444,789
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation......................................     1,679,252     1,415,525     1,397,078
     Provision for doubtful accounts...................        78,968       176,034       147,541
     Loss on disposal of equipment.....................     1,232,322       548,469       617,693
     Increase (decrease) arising from working capital
       items:
       Accounts receivable.............................    (2,653,727)      773,065    (4,180,302)
       Inventories.....................................    (1,832,822)    5,852,858    (5,784,837)
       Prepaid expenses and other assets...............     1,452,160    (1,683,270)      (39,447)
       Accounts payable................................       928,933      (762,878)    3,652,730
       Accrued royalty expense.........................      (337,552)       78,306     1,203,050
       Accrued payroll expenses........................    (1,087,557)       57,903        55,761
       Accrued selling expenses........................       (49,685)      711,203       981,020
     Change in deferred income taxes...................      (121,700)     (164,100)     (287,700)
                                                         ------------   -----------   -----------
          Net cash provided by operating activities....     8,383,225    15,015,930     5,207,376
                                                         ------------   -----------   -----------
Cash Flows from Investing Activities
Purchase of property, plant, and equipment.............    (4,597,283)   (3,021,058)   (1,814,698)
                                                         ------------   -----------   -----------
Cash Flows from Financing Activities:
  Repayment of industrial revenue bonds................            --            --      (100,000)
  Dividends paid.......................................      (625,403)     (621,935)     (496,747)
  Purchase of treasury stock...........................   (10,005,325)     (227,911)      (81,813)
  Common stock issued under stock option plans.........       468,617       934,831       818,335
                                                         ------------   -----------   -----------
          Net cash (used for) provided by financing
            activities.................................   (10,162,111)       84,985       139,775
                                                         ------------   -----------   -----------
Increase (decrease) in Cash and Cash Equivalents.......    (6,376,169)   12,079,857     3,532,453

Cash and Cash Equivalents, Beginning of Year...........    19,776,897     7,697,040     4,164,587
                                                         ------------   -----------   -----------
Cash and Cash Equivalents, End of Year.................  $ 13,400,728   $19,776,897   $ 7,697,040
                                                         ============   ===========   ===========
Supplemental Disclosures of Cash Flow Information
       Cash paid during the year for:
       Interest........................................  $          0   $         0   $    27,709
                                                         ============   ===========   ===========
       Income taxes....................................  $  5,292,295   $ 7,584,400   $ 4,684,690
                                                         ============   ===========   ===========
  Non-cash transactions:
       Tax benefit of stock option exercises...........  $    122,500   $   540,600   $   458,000
                                                         ============   ===========   ===========

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

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's consolidated financial statements include allowances for doubtful accounts and obsolete inventories and estimates related to the DINP charges (See footnote
10). Actual results could differ from those estimates.

     Research and Development Costs -- Research and development costs are expensed as incurred. During 1999, 1998, and 1997, research and development costs approximated $3,780,000, $3,320,000, and $2,584,000, respectively.

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

                              THE FIRST YEARS INC.

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

     Reporting Comprehensive Income -- Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income," which requires businesses to disclose Comprehensive income and its components in their general-purpose financial statements. Comprehensive income was equal to net income for the years ended December 31, 1999 and 1998.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2001. Management of the Company are currently evaluating the effect of implementing SFAS No. 133 on the consolidated financial statements.

     Effective January 1, 1999, the Company adopted the AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of this statement resulted in no changes to the consolidated financial statements.

2.  DEBT

     During 1999 and 1998, the Company had available an unsecured line of credit totaling $10,000,000 with one bank. The line is subject to annual renewal and requires no compensating balances. The line bears interest at the prime rate or the LIBOR rate plus 1.75%. No short-term borrowings were incurred by the Company during 1999 or 1998. As of December 31, 1999 and 1998 no balance was outstanding. The line of credit will expire in August of 2000.

3.  INCOME TAXES

     Components of the Company's net deferred tax asset at December 31 are as follows:

                                                           1999         1998
                                                        ----------   ----------
Deferred tax assets:
     Reserves not currently deductible................  $  417,800   $  411,400
     Capitalized packaging costs not currently
       deductible.....................................     643,900      586,500
     Capitalized inventory costs not currently
       deductible.....................................     519,800      393,700
     Other............................................      93,500       32,900
                                                        ----------   ----------
                                                         1,675,000    1,424,500
                                                        ----------   ----------
Deferred tax liabilities:
     Excess tax depreciation over financial reporting
       depreciation...................................     927,100      793,800
     Other............................................           0        4,500
                                                        ----------   ----------
                                                           927,100      798,300
                                                        ----------   ----------
Net deferred tax asset................................  $  747,900   $  626,200
                                                        ==========   ==========

                              THE FIRST YEARS INC.

     There was no valuation allowance for the years ended December 31, 1999, 1998, and 1997.

     The provision for income taxes consists of the following:

                                            1999          1998          1997
                                         ----------    ----------    ----------
Federal:
  Current..............................  $4,985,600    $4,318,600    $4,157,200
  Deferred.............................    (121,700)     (164,100)     (287,700)
                                         ----------    ----------    ----------
          Total federal................   4,863,900     4,154,500     3,869,500
State..................................   1,326,600     1,390,800     1,171,400
                                         ----------    ----------    ----------
Provision for income taxes.............  $6,190,500    $5,545,300    $5,040,900
                                         ==========    ==========    ==========

     A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                                         1999    1998    1997
                                                         ----    ----    ----
Statutory rate.........................................  35.0%   35.0%   34.0%
State income taxes, net of federal income tax
  benefit..............................................   5.9     6.5     6.4
Other..................................................  (0.4)   (0.6)     --
                                                         ----    ----    ----
Effective tax rate.....................................  40.5%   40.9%   40.4%
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

5.  COMMITMENTS AND CONTINGENCIES

     Forward Exchange Contracts -- During 1999 and 1998, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts approximated $3,817,000 and $494,000 as of December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the fair market value of the contracts approximated their carrying amount.

     Other Commitments -- At December 31, 1999 and 1998, letters of credit outstanding aggregated approximately $33,000.

     During 1999, the Company entered into an employment agreement with an executive officer which provides for annual base salary of $364,000 thru September 30, 2004, subject to any increases established from time to time at the discretion of the Compensation Committee of the Board of Directors. In the event of termination, the agreement provides for certain payments depending on the nature of the termination.

     Contingencies -- The Company is involved in legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of these proceedings will not have a material adverse impact on the Company's financial condition or operating results.

6.  ROYALTIES

     During the past several years, the Company entered into various agreements which provide for the payment of royalties on sales of certain character and patent licensed products. The agreements have terms

                              THE FIRST YEARS INC.

ranging from one to fifteen years and require minimum royalty payments of $10,127,000 and $1,363,000 for agreements signed during 1999 and 1998, respectively. At December 31, 1999 and 1998 future outstanding minimum royalty commitments under all agreements amounted to $6,057,000 and $289,000, respectively. Royalty expense aggregated $7,909,000, $8,311,000, and $6,356,000 in 1999, 1998 and 1997, respectively.

7.  BENEFIT PLANS

     Defined Contribution Plans -- The Company has a defined contribution trusteed benefit plan covering eligible employees, requiring annual contributions based upon certain percentages of salaries of employees. The Company's policy is to fund pension expense as accrued. Pension expense aggregated $599,000, $566,000, and $545,000 in 1999, 1998, and 1997,
respectively. The Company sponsors a 401(k) defined contribution plan covering substantially all Company employees pursuant to which the Company is obligated to match, up to specified amounts, employee contributions. Company contributions to this plan were not material for the periods presented.

     Stock Option Plans -- In May 1993, the Company's stockholders approved the adoption of The First Years Inc. 1993 Equity Incentive Plan and The First Years Inc. 1993 Stock Option Plan for Non-employee Directors (the "plans") which cover employees and directors of the Company. The Board has reserved 2,680,000 shares for issuance under the plans (all share amounts adjusted to reflect the two-for-one stock split effected on June 29, 1998.) The exercise price for the options granted may not be less than the fair market value of the optioned stock at the date of grant, 110% of fair market value in the case of options granted to a 10% stockholder.

     Under the plans, employees of the Company may purchase stock on the exercise of their options through the delivery of existing shares of the Company's common stock. The shares delivered to the Company by the employee must have been outstanding for at least six months. The Company acquired 8,400 and 14,576 shares of its common stock for the years ended December 31, 1999 and 1998, respectively, through the exercise of employee stock options.

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

                              THE FIRST YEARS INC.

     A summary of activity (all years adjusted to reflect the two-for-one stock split effected on June 29, 1998) of stock options granted under the plans is as follows:

                                                             WEIGHTED
                                                             AVERAGE
                                                             EXERCISE                   NUMBER OF
                                                              PRICE       NUMBER OF      OPTIONS
                                                               PER         OPTIONS      AVAILABLE
                                                              SHARE      OUTSTANDING    FOR GRANT
                                                             --------    -----------    ---------
January 1, 1997............................................   $ 3.69       875,576        399,504

  Granted..................................................     9.16       194,140       (194,140)
  Canceled.................................................     7.11       (56,610)        56,610
  Exercised................................................     2.96      (278,040)            --
                                                                          --------      ---------
December 31, 1997..........................................     5.16       735,066        261,974

  Authorized...............................................                     --      1,340,000
  Granted..................................................    14.51       258,029       (258,029)
  Canceled.................................................     9.96       (13,131)        13,131
  Exercised................................................     3.27      (285,408)            --
                                                                          --------      ---------
December 31, 1998..........................................     9.30       694,556      1,357,076

  Granted..................................................    14.24       244,896       (244,896)
  Canceled.................................................    12.97       (45,909)        45,909
  Exercised................................................     4.30      (108,921)            --
  Expired..................................................    11.44       (18,000)            --
                                                                          --------      ---------
December 31, 1999..........................................   $11.27       766,622      1,158,089
                                                                          ========      =========
  Exercisable at December 31, 1997.........................   $ 3.66       465,712
  Exercisable at December 31, 1998.........................   $ 5.88       341,902
  Exercisable at December 31, 1999.........................   $ 9.46       428,615

     The grant date fair value for options granted in 1999, 1998 and 1997 was $8.24, $7.43 and $4.80, respectively.

     The following table sets forth information regarding stock options outstanding at December 31, 1999 under the Stock Option Plans as described above:

                                                                                        NUMBER        AVERAGE
  NUMBER                                                       WEIGHTED   WEIGHTED     CURRENTLY     EXERCISE
OF OPTIONS                                      RANGE OF       AVERAGE     AVERAGE    EXERCISABLE    PRICE FOR
OUTSTANDING                                     EXERCISE       EXERCISE   REMAINING       AT          OPTIONS
AT 12/31/99                                      PRICES         PRICE       LIFE       12/31/99     EXERCISABLE
-----------                                  ---------------   --------   ---------   -----------   -----------
 12,000     ...............................  $ 2.75 - $ 4.13    $ 2.78      3.92         12,000       $ 2.52
137,182     ...............................    4.13 -   6.19      4.97      1.63        137,182         4.97
129,167     ...............................    6.19 -   9.28      7.96      6.17         99,445         8.14
350,327     ...............................    9.28 -  13.92     13.62      8.71        113,097        12.55
137,946     ...............................   13.92 -  20.88     15.39      9.13         66,891        15.54
-----------                                                     ------      ----        -------       ------
766,622     ...............................                     $11.27      7.01        428,615       $10.37
===========                                                     ======      ====        =======       ======

                              THE FIRST YEARS INC.

PRO FORMA DISCLOSURES

     As described in Note 1, the Company applies the intrinsic value method of APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been as follows:

                                                1999         1998         1997
                                             ----------   ----------   ----------
Net income.................................  $7,597,937   $7,233,876   $7,023,195
Basic earnings per share...................       $0.74        $0.70        $0.70
Diluted earnings per share.................       $0.73        $0.68        $0.67

     For purposes of the pro forma disclosures, the fair value of the options granted under the Company's stock option plans during 1999, 1998 and 1997 was estimated on the date of grant using the Binomial option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                  1999         1998        1997
                                               ----------   ----------   ---------
Risk free interest rate......................       5.09%        5.49%       6.41%
Expected life of option grants...............  8.47 years   7.85 years   9.5 years
Expected volatility of underlying stock......      44.82%       38.40%      35.27%
Expected dividend payment rate...............       0.85%        0.85%       0.85%

     The pro forma disclosures include the effects of options granted in 1999, 1998, 1997 and 1996.

8.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and forward exchange contracts (see Note 5). The Company's cash equivalents consist of money market funds placed with major banks and financial institutions. The Company's trade receivables principally include amounts due from retailers who are geographically dispersed. The Company's three largest customers accounted for 62% and 57% of the trade receivables outstanding at December 31, 1999 and 1998, respectively. The Company routinely assesses the financial strength of its customers and purchases credit insurance to limit its potential exposure to trade receivable credit risks. The Company routinely assesses the financial strength of the bank which is the counterparty to the forward exchange contracts. As of December 31, 1999, management believes it had no significant exposure to credit risks.

     Major Customers and Export Sales -- The Company derived 10% or more of its sales from its three largest customers. The Company's largest customer accounted for sales of $40,600,000, $42,622,000, and $33,643,000 in 1999, 1998, and 1997,
respectively. The Company's second largest customer accounted for sales of $26,688,000, $24,413,000, and $23,075,000 in 1999, 1998, and 1997, respectively.
The Company's third largest customer accounted for sales of $20,026,000, $15,706,000 and 13,315,000 in 1999, 1998, and 1997. No other customer accounted for 10% or more of the Company's sales. Export sales, primarily to Europe, Canada, South America and the Pacific Rim, were approximately $14,459,000, $16,735,000 and $16,250,000 in 1999, 1998, and 1997, respectively.

     Reliance on Licensed Products -- The Company derives a significant portion of its sales from products under license. A major licensing agreement (see Note
6), will expire at the end of 2000. Sales of products licensed under a major licensing agreement amount to 34% and 42% of the Company's total sales for the years ended December 31, 1999 and 1998, respectively. While management currently anticipates negotiating a

                              THE FIRST YEARS INC.

renewal of the agreement, non-renewal of the agreement or, renewal on terms not favorable to the Company could have a materially adverse affect on the Company's business.

     Reliance on Foreign Manufacturers -- The Company does not own or operate its own manufacturing facilities. In 1999, 1998, and 1997, the Company derived approximately 54%, 65%, and 60%, respectively, of its sales from products manufactured by others in the Far East, mainly in China. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely, depending on the particular product.

9.  COMPUTATION OF EARNINGS PER SHARE

     Computation of the earnings per share ("EPS") in accordance with SFAS No. 128 are as follows:

                                                             1999          1998          1997
                                                          -----------   -----------   -----------
Average shares outstanding..............................   10,226,470    10,338,857    10,003,774
Effect of dilutive shares...............................      175,827       330,646       449,288
                                                          -----------   -----------   -----------
Average diluted shares outstanding......................   10,402,297    10,669,503    10,453,062
                                                          ===========   ===========   ===========
Net Income..............................................  $ 9,094,633   $ 8,012,815   $ 7,444,789
                                                          ===========   ===========   ===========
Basic earnings per share................................        $0.89         $0.78         $0.75
                                                                -----         -----         -----
                                                                -----         -----         -----
Diluted earnings per share..............................        $0.87         $0.75         $0.71
                                                                -----         -----         -----
                                                                -----         -----         -----

     As of December 31, 1999, options to purchase 518,840 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2002 to 2009, had exercise prices ranging from 8 3/4 to 17 3/4 per share. The options were still outstanding at the end of 1999.

     As of December 31, 1998, options to purchase 130,254 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2003 to 2008, had exercise prices ranging from 15 to 17
 3/4 per share. The options were still outstanding at the end of 1998.

     As of December 31, 1997, options to purchase 30,000 shares of common stock at $13 1/2 per share were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2007, were still outstanding at the end of 1997.

10.  DIISONONYL PHTHALATE MATTER

     During the fourth quarter of 1998, the Company incurred a charge relating to sales returns and the write-off of inventory of certain products containing diisononyl phthalate ("DINP"), a plastic softener. Although the results of a study on DINP conducted by the U.S. Consumer Product Safety Commission resulted in the Commission not recommending a ban on products containing DINP, some retailers decided to return certain products containing this material. Net sales for the year ended December 31, 1998 reflect a charge of $3,000,000 related to the sales returns of certain DINP products. Cost of sales for the year ended December 31, 1998 reflect a charge of $1,100,000 related to the write-off of inventory of certain products containing DINP. Net income for the year ended December 31, 1998 reflects a total after-tax charge of $2,400,000 related to the DINP matter.

     During the third quarter of 1999, the Company increased net sales by $384,000 and cost of sales were decreased by $629,000 due to the lower than expected sales returns and inventory writeoffs of certain products

                              THE FIRST YEARS INC.

containing DINP for which a charge was previously recorded in the fourth quarter of 1998. Net income for the year ended December 31, 1999 reflects the total after-tax increase of $603,000 related to the DINP matter.

11.  LEGAL SETTLEMENT

     On February 11, 1999 Mark A. Freeman and Timothy K. Stringer brought a civil action against the Company in the United States District Court for the District of Kansas, Civil Action No. 99 2058 KHV. The Complaint in the civil action alleged that the Company's TumbleMates(C) valved drinking cups infringed U.S. Patent 5,186,347. Although the Company vigorously defended the action, it negotiated a settlement of $1,450,000 to remove any uncertainties of a trial and to avoid future legal costs. The settlement reflects no wrong doing on the part of the Company and allows the Company to continue to sell the valved drinking cups without restriction. The expense has been recorded as part of the selling, general and administrative costs in the consolidated financial statements.

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

     The Company has identified one operating segment as it engages in a single line of business of developing and marketing one class of similar products for infants and toddlers distributed through the same channels.

     The Company has $1,629,126 of molds located in various foreign countries which are considered long-lived assets under SFAS No. 131.

     See footnote 8 for discussion of major customers and export sales.

                                  * * * * * *

                                                                     SCHEDULE II

                              THE FIRST YEARS INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           ADDITIONS
                                             BALANCE,       CHARGED
                                            BEGINNING     TO COSTS AND                    BALANCE
               DESCRIPTION                   OF YEAR        EXPENSES      DEDUCTIONS    END OF YEAR
               -----------                  ---------     ------------    ----------    -----------
Valuations Accounts Deducted from Assets
  to which they Apply --
     Allowance for doubtful accounts:
          1999............................  $  270,000     $   78,967     $   78,967(1) $  270,000
                                            ==========     ==========     ==========    ==========
          1998............................  $  185,000     $  261,034     $  176,034(1) $  270,000
                                            ==========     ==========     ==========    ==========
          1997............................  $  185,000     $  147,541     $  147,541(1) $  185,000
                                            ==========     ==========     ==========    ==========
     Allowance for obsolete inventory:
          1999............................  $  250,000     $  140,000     $        0    $  390,000
                                            ==========     ==========     ==========    ==========
          1998............................  $  250,000     $        0     $        0    $  250,000
                                            ==========     ==========     ==========    ==========
          1997............................  $        0     $  250,000     $        0    $  250,000
                                            ==========     ==========     ==========    ==========
     Allowance for Diisononyl Phthalate
       product returns:
          1999............................  $2,874,000     $        0     $2,874,000(2) $        0
                                            ==========     ==========     ==========    ==========
          1998............................  $        0     $3,000,000     $  126,000    $2,874,000
                                            ==========     ==========     ==========    ==========

---------------
(1) Net accounts written off.

(2) Represents actual returns of $2,490,000 and a $384,000 reversal of allowance due to lower than expected sales returns related to the phthalate matter.

                              THE FIRST YEARS INC.
                                 EXHIBIT INDEX

 EXHIBIT                           DESCRIPTION
 -------                           -----------

(3)(ii)    By-Laws of the Company, as currently in effect.

10(d) Letter Agreement with Children's Television Workshop dated as of July 1, 1999 regarding the renewal of the licensing of Sesame Street characters (certain portions of which are subject to confidential treatment).

10(f) The First Years Inc. 1993 Stock Option Plan for Directors, as amended through October 1, 1999.

21         List of Subsidiaries of the Registrant.

23         Consent of Deloitte & Touche LLP dated March 27, 2000.

27         Financial Data Schedule -- 12/31/99.

99         Important Factors That May Affect Future Results.