Form 10-Q
period 2000-03-31
FIRST YEARS INC
filed 2000-05-15
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended                    March 31, 2000
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

                                       n/a
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  . No___.

The number of shares of Registrant's common stock outstanding on April 30, 2000 was 9,660,629.

                              THE FIRST YEARS INC.



                                      INDEX



PART I - FINANCIAL INFORMATION:
                                                            Page
                                                            ----

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

                              THE FIRST YEARS INC.
                      Condensed Consolidated Balance Sheets

                                              ASSETS

                                                                                         March 31,      December 31,
                                                                                           2000            1999
                                                                                       ------------    ------------
                                                                                        (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 11,347,561    $ 13,400,728
  Accounts receivable, net                                                               28,975,962      21,587,886
  Inventories                                                                            16,573,700      20,352,845
  Prepaid expenses and other assets                                                         856,946       1,308,974
  Deferred tax assets                                                                     1,752,700       1,675,000
                                                                                       ------------    ------------
         Total current assets                                                            59,506,869      58,325,433
                                                                                       ------------    ------------

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                                      167,266         167,266
  Building                                                                                5,154,845       5,154,845
  Machinery and molds                                                                     7,819,507       7,536,378
  Furniture and equipment                                                                 5,145,870       4,820,691
                                                                                       ------------    ------------
         Total                                                                           18,287,488      17,679,180
  Less accumulated depreciation                                                           8,625,299       8,090,757
                                                                                       ------------    ------------
         Property, plant, and equipment - net                                             9,662,189       9,588,423
                                                                                       ------------    ------------

TOTAL ASSETS                                                                           $ 69,169,058    $ 67,913,856
                                                                                       ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                $ 10,293,399    $ 10,443,308
  Accrued royalty expense                                                                   915,590       1,792,475
  Accrued selling expense                                                                 2,161,026       3,048,547
                                                                                       ------------    ------------
         Total current liabilities                                                       13,370,015      15,284,330
                                                                                       ------------    ------------

DEFERRED TAX LIABILITY                                                                      969,300         927,100
                                                                                       ------------    ------------

STOCKHOLDERS' EQUITY
  Common stock                                                                            1,065,132       1,057,033
  Paid-In capital                                                                         8,450,396       8,052,623
  Retained earnings                                                                      55,919,352      52,907,819
         Less treasury stock at cost, 990,694
         and 954,094 shares as of March 31, 2000
         and December 31, 1999 respectively                                             (10,605,137)    (10,315,049)
                                                                                       ------------    ------------
                  Total stockholders' equity                                             54,829,743      51,702,426
                                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 69,169,058    $ 67,913,856
                                                                                       ============    ============




     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

               Condensed Consolidated Statements of Income for the
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)



                                                              2000           1999
                                                          -----------    -----------

NET SALES                                                 $36,762,253    $35,246,190
COST OF PRODUCTS SOLD                                      21,805,554     20,520,597
                                                          -----------    -----------
GROSS PROFIT                                               14,956,699     14,725,593
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  10,087,736      9,903,558
                                                          -----------    -----------
OPERATING INCOME                                            4,868,963      4,822,035
OTHER INCOME (EXPENSES):
  Interest Income                                             150,270        166,696
                                                          -----------    -----------
INCOME BEFORE INCOME TAXES                                  5,019,233      4,988,731
PROVISION FOR INCOME TAXES                                  2,007,700      2,020,400
                                                          -----------    -----------
NET INCOME                                                $ 3,011,533    $ 2,968,331
                                                          ===========    ===========
BASIC EARNINGS PER SHARE                                        $0.31          $0.28
                                                                =====          =====
DILUTED EARNINGS PER SHARE                                      $0.31          $0.28
                                                                =====          =====




           See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

             Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                           2000             1999
                                                                                   ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                   $  3,011,533     $  2,968,331
     Adjustments to reconcile net income to net
     cash provided by (used for) operations:
     Depreciation                                                                      534,542          449,549
     Provision for doubtful accounts                                                    26,829           61,089
  Increase (decrease) arising from working capital items:
     Accounts receivable                                                            (7,414,905)      (4,349,671)
     Inventories                                                                     3,779,145       (1,359,077)
     Prepaid expenses and other expenses                                               452,028        1,699,201
     Accounts payable and accrued expenses                                            (149,909)       1,175,634
     Accrued royalties                                                                (876,885)         (10,953)
     Accrued selling expense                                                          (887,521)      (1,421,825)
     Deferred income taxes                                                             (35,500)               0
                                                                                  ------------     ------------
       Net cash used for operating activities                                       (1,560,643)        (787,722)
                                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant, and equipment                                  (608,308)      (1,987,592)
                                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued under stock option plans                                      405,872          299,681
     Purchase of treasury stock                                                       (290,088)        (693,520)
                                                                                  ------------     ------------
       Net cash provided by (used for) financing activities                            115,784         (393,839)
                                                                                  ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (2,053,167)      (3,169,153)
                                                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      13,400,728       19,776,897
                                                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 11,347,561     $ 16,607,744
                                                                                  ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
       Income taxes                                                               $    218,000     $          0
                                                                                  ============     ============
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
     Tax benefit of stock option exercises                                        $     18,500     $     71,000
                                                                                  ============     ============

     See accompanying notes to condensed consolidated financial statements

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Amounts in the accompanying balance sheet as of December 31, 1999 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 2000 and 1999. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation.

2. The Company has 50,000,000 authorized shares of $.10 par value common stock with 9,660,629 and 9,616,235 shares issued and outstanding as of March 31, 2000 and December 31, 1999, respectively.

   On May 4, 2000 the Board of Directors authorized a $0.06 per share annual cash dividend payable on June 15, 2000 to holders of record at the close of business on May 30, 2000.

   During the period ended March 31, 2000, the Company purchased 36,600 shares of the Company's common stock on the open market. The cost of the shares amounted to $290,088 and are currently being held as treasury shares.

3. Computation of the Earnings Per Share ("EPS") in accordance with SFAS No. 128 are as follows:

                                                            Three Months Ended
                                                                March 31,
                                                           2000           1999
                                                           ----           ----

WEIGHTED AVERAGE SHARES OUTSTANDING                     9,620,683     10,439,536

EFFECT OF DILUTIVE SHARES                                  87,229        250,471
                                                       ----------    -----------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING             9,707,912     10,690,007
                                                       ==========    ===========

NET INCOME                                             $3,011,533    $ 2,968,331
                                                       ==========    ===========

BASIC EARNINGS PER SHARE                                    $0.31          $0.28
                                                            =====          =====

DILUTED EARNINGS PER SHARE                                  $0.31          $0.28
                                                            =====          =====

                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)


3. Computation of Earnings Per Share (con't)

   As of March 31, 2000, options to purchase 517,828 shares of common stock were not included in the computations of diluted EPS because the options' exercise price was greater than the average price of common shares. The options, which expire in 2002 to 2009, had exercise prices ranging from 8 7/8 to 17 3/4 per share. The options were still outstanding on March 31, 2000

   As of March 31, 1999, options to purchase 53,964 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2008 and 2009 had exercise prices had exercise prices ranging from 15 15/16 to 17 3/4 per share. The options were still outstanding March 31, 2000.

4. The results of operations for the three month period ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

5. During the first three months of 2000 and 1999, the Company did not borrow against its unsecured line of credit totaling $10,000,000 available from a bank

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Statements in this Report on Form 10-Q that are not strictly historical are "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, are confident, estimate and similar expressions which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include but are not limited to continued growth in sales of The First Years brand and licensed products, continued success of market research identifying new product opportunities, successful introduction of new products, continued product innovation, continued growth in international sales, ability to attract and retain key personnel and continued growth in sales and earnings. Information with respect to risk factors are contained in Exhibit 99 to the Company's Annual Report on Form 10-K, and quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update the information contained in this press release.

Net sales for the first three months of 2000 were $36.8 million, an increase of $1.6 million or 4.3%, as compared to $35.2 million for the comparable period last year. The growth was primarily due to the continued increase in demand for First Years brand products, which were partially offset by the continued decline in sales of licensed products. As a percentage of sales, sales of First Years brand products increased to 66.8% in the first quarter of 2000 from 58.2% in the first quarter of 1999 due to continued demand for non-licensed products. Net sales to foreign markets increased slightly to 10.3% in the first three months of 2000 from 9.2% in the comparable period last year. Increases were achieved in all international regions the company targets.

Cost of products sold for the first three months of 2000 was $21.8 million, an increase of $1.3 million or 6.3%, as compared to $20.5 million for the comparable period last year. As a percentage of sales, cost of products sold in the first three months of 2000 increased to 59.3% from 58.2% in the comparable period of 1999. The increase was primarily due to sales of high ticket products that carry a higher product cost and realize a lower profit margin.

Selling, general, and administrative expenses for the first three months of 2000 were $10.1 million, an increase of $200,000 or 1.9%, as compared to $9.9 million over such expenses for the first three months of 1999. The increase resulted primarily from costs related to increased sales volume; increased payroll related costs, market research expenses, which were partially offset by a reduction in advertising expenses. As a percentage of net sales, selling, general, and administrative expenses for the first three months of 2000 decreased to 27.4% from 28.1% in the comparable period of 1999. The decrease reflects the timing of certain marketing and advertising expenses.

         Management's Discussion and Analysis of Financial Condition and
                          Results of Operations (Con't)

Income tax expense as a percentage of pretax income decreased to 40% in the first three months of 2000 as compared to 40.5% for the first three months of 1999.

Net working capital increased by $3.1 million in the first three months of 2000 to $46.1 million at March 31, 2000 from $43.0 million at December 31, 2000 mainly due to profitable operations. Accounts receivable increased by $7.4 million and inventories decreased by $3.8 due to the timing of sales near the end of the quarter and to temporary operational issues during the first quarter of 2000. Cash decreased by $2.1 million primarily due to fluctuations in accounts receivable and inventories, which were partially offset by funds generated from profitable operations.

An unsecured bank line of credit of $10.0 million is subject to annual renewal. Amounts outstanding under this line are payable upon demand by the bank. During the first three months of 2000 and 1999, the Company incurred no borrowings under the line and had no balances outstanding as of March 31, 2000 and 1999, respectively. The Company did not incur any other short-term borrowings during the first three months of 2000 and 1999.

YEAR 2000 Issue

The "Year 2000 Issue" (Y2K) related to potential problems resulting from the incorrect processing of information using dates or date sensitive data by computers and other machines utilizing embedded microprocessors. The problem is attributable to the computer or software recognizing the year as a two digit number "00" as opposed to the Year "2000". The Company was adequately prepared for Y2K and did not experience any meaningful disruptions related to the Company's information technology (IT) and non-IT systems. Additionally, the Company did not encounter any disruptions in service or communications with its mission critical service vendors, suppliers of products, logistics vendors or its customers.

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


Item 7A:  Quantitative and Qualitative Disclosure about Market Risk


     At March 31, 2000, the Company held foreign currency forward contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts totaled approximately $3,817,000 and the fair market value of the contracts approximated their predetermined rates included therein.

     Also see the discussion of the Company's disclosure regarding Market Risk in Item 7A of Form 10K filed with the Securities and Exchange Commission

                              THE FIRST YEARS INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE FIRST YEARS INC.
                                 --------------------
                                       Registrant


Date     5/15/00              /s/ John R. Beals
     --------------           ---------------------------
                              John R. Beals, Senior Vice
                              President and Treasurer,
                              Duly Authorized Officer and
                              Principal Financial Officer

                              THE FIRST YEARS INC.


                                  EXHIBIT INDEX


   Exhibit   Description                            Page
   -------   -----------                            ----

     27      Financial Data Schedule                 11