Form 10-Q
period 2000-06-30
FIRST YEARS INC
filed 2000-08-11
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended        June 30, 2000
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

Yes  X  .    No    .
   ----        ----

The number of shares of Registrant's common stock outstanding on July 31, 2000 was 9,550,097.

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

                              THE FIRST YEARS INC.
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                      June 30,        December 31,
                                                        2000              1999
                                                    ------------      ------------
                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $ 13,698,676      $ 13,400,728
  Accounts receivable, net                            25,955,183        21,587,886
  Inventories                                         18,065,900        20,352,845
  Prepaid expenses and other assets                    1,225,116         1,308,974
  Deferred tax assets                                  1,830,400         1,675,000
                                                    ------------      ------------
         Total current assets                         60,775,275        58,325,433
                                                    ------------      ------------

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                   167,266           167,266
  Building                                             5,207,277         5,154,845
  Machinery and molds                                  6,804,465         7,536,378
  Furniture and equipment                              5,562,056         4,820,691
                                                    ------------      ------------
         Total                                        17,741,064        17,679,180
  Less accumulated depreciation                        8,096,374         8,090,757
                                                    ------------      ------------
         Property, plant, and equipment - net          9,644,690         9,588,423
                                                    ------------      ------------

TOTAL ASSETS                                        $ 70,419,965      $ 67,913,856
                                                    ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $ 10,091,081      $ 10,443,308
  Accrued royalty expense                              1,254,314         1,792,475
  Accrued selling expense                              2,648,360         3,048,547
                                                    ------------      ------------
         Total current liabilities                    13,993,755        15,284,330
                                                    ------------      ------------

DEFERRED TAX LIABILITY                                 1,011,500           927,100
                                                    ------------      ------------

STOCKHOLDERS' EQUITY
  Common stock                                         1,066,639         1,057,033
  Paid-In capital                                      8,569,126         8,052,623
  Retained earnings                                   57,633,589        52,907,819
         Less treasury stock at cost, 1,116,294
         and 954,094 shares as of June 30, 2000
         and December 31, 1999 respectively          (11,854,644)      (10,315,049)
                                                    ------------      ------------
                  Total stockholders' equity          55,414,710        51,702,426
                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 70,419,965      $ 67,913,856
                                                    ============      ============




     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

               Condensed Consolidated Statements of Income for the
                                   (Unaudited)


                                            Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                          2000             1999             2000           1999
                                       -----------      -----------     -----------      -----------

NET SALES                              $34,260,931      $36,553,805     $71,023,184      $71,799,995

COST OF PRODUCTS SOLD                   20,033,835       21,741,732      41,839,389       42,262,329
                                       -----------      -----------     -----------      -----------

GROSS PROFIT                            14,227,096       14,812,073      29,183,795       29,537,666

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               10,548,856       10,485,837      20,636,592       20,389,395
                                       -----------      -----------     -----------      -----------

OPERATING INCOME                         3,678,240        4,326,236       8,547,203        9,148,271

OTHER INCOME (EXPENSES):

  Interest Income                          146,040          125,965         296,310          292,661
                                       -----------      -----------     -----------      -----------

INCOME BEFORE INCOME TAXES               3,824,280        4,452,201       8,843,513        9,440,932

PROVISION FOR INCOME TAXES               1,529,700        1,803,200       3,537,400        3,823,600
                                       -----------      -----------     -----------      -----------

NET INCOME                              $2,294,580       $2,649,001      $5,306,113       $5,617,332
                                        ==========       ==========      ==========       ==========

BASIC EARNINGS PER SHARE                     $0.24            $0.25           $0.55            $0.54
                                             =====            =====           =====            =====

DILUTED EARNINGS PER   SHARE                 $0.24            $0.25           $0.55            $0.53
                                             =====            =====           =====            =====


     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

             Condensed Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                               2000              1999
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                              $  5,306,113      $  5,617,332
    Adjustments to reconcile net income to net cash
    provided by (used for) operations:
    Depreciation                                               1,047,664           920,717
    Provision for doubtful accounts                               43,865            63,708
    Loss on disposal of equipment                                181,308            86,932
Increase (decrease) arising from working capital items:
    Accounts receivable                                       (4,411,162)       (5,434,412)
    Inventories                                                2,286,945        (5,059,177)
    Prepaid expenses and other expenses                           83,858         2,010,482
    Accounts payable and accrued expenses                       (352,227)         (213,422)
    Accrued royalties                                           (538,161)           62,530
    Accrued selling expense                                     (400,187)       (1,068,687)
    Deferred income taxes                                        (71,000)                0
                                                            ------------      ------------
         Net cash provided by (used for) operating
         activities                                            3,177,016        (3,013,997)
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant, and equipment           (1,285,239)       (3,129,101)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividend                                               (580,343)         (630,392)
    Common stock issued under stock option plans                 526,109           317,315
    Purchase of treasury stock                                (1,539,595)       (3,006,555)
                                                            ------------      ------------

         Net cash used for financing activities               (1,593,829)       (3,319,632)
                                                            ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 297,948        (9,462,730)
                                                            ------------      ------------


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                13,400,728        19,776,897
                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 13,698,676      $ 10,314,167
                                                            ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Income taxes                                       $  2,037,000      $  2,536,000
                                                            ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Tax benefit of stock option exercises                   $     34,300      $    122,500
                                                            ============      ============
    Issuance of treasury shares                             $          0      $     30,250
                                                            ============      ============

     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Amounts in the accompanying balance sheet as of December 31, 1999 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the periods ended June 30, 2000 and 1999. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation.

2. The Company has 50,000,000 authorized shares of $.10 par value common stock with 9,550,097 and 9,616,235 shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively.

     On May 4, 2000 the Board of Directors authorized a $0.06 per share annual cash dividend which was paid on June 15, 2000 to holders of record at the close of business on May 30, 2000.

     During the period ended June 30, 2000, the Company purchased 162,200 shares of the Company's common stock on the open market. The cost of the shares amounted to $1,539,595 and are currently being held as treasury shares.

3. Computation of the Earnings Per Share ("EPS") in accordance with SFAS No. 128 are as follows:

                                                       Three Months Ended
                                                           June 30,
                                                     2000             1999
                                                  ----------       ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                9,603,162       10,414,785

EFFECT OF DILUTIVE SHARES                            118,197          226,701
                                                  ----------       ----------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING        9,721,359       10,641,486
                                                  ==========       ==========

NET INCOME                                        $2,294,580       $2,649,001
                                                  ==========       ==========

BASIC EARNINGS PER SHARE                               $0.24            $0.25
                                                       =====            =====

DILUTED EARNINGS PER SHARE                             $0.24            $0.25
                                                       =====            =====

                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)

3.   Computation of Earnings Per Share (con't)


                                                      Six Months Ended
                                                          June 30,
                                                    2000             1999
                                                 ----------       ----------

WEIGHTED AVERAGE SHARES OUTSTANDING               9,612,185       10,427,312

EFFECT OF DILUTIVE SHARES                           101,283          238,586
                                                 ----------       ----------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING       9,713,468       10,665,898
                                                 ==========       ==========

NET INCOME                                       $5,306,113       $5,617,332
                                                 ==========       ==========

BASIC EARNINGS PER SHARE                              $0.55            $0.54
                                                      =====            =====

DILUTED EARNINGS PER SHARE                            $0.55            $0.53
                                                      =====            =====


     As of June 30, 2000, options to purchase 510,924 shares of common stock were not included in the computations of diluted EPS because the options' exercise price was greater than the average price of common shares. The options, which expire in 2002 to 2010, had exercise prices ranging from 9 5/8 to 17 3/4 per share. The options were still outstanding on June 30, 2000.

     As of June 30, 1999, options to purchase 92,964 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2008 and 2009 had exercise prices ranging from 15 6/16 to 17 3/4 per share. The options were still outstanding June 30, 2000.

4. The results of operations for the six month period ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

5. During the first six months of 2000 and 1999, the Company did not borrow against its unsecured line of credit totaling $10,000,000 available from a bank.

6. The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 (Revenue Recognition and Financial Statements) which will be required to be implemented by the Company no later that the fourth quarter of 2000. The Company is currently evaluating the impact, if any, that the adoption of these new standards will have on the it's consolidated financial statements.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Statements in this Report on Form 10-Q that are not strictly historical are "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, are confident, estimate and similar expressions which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include but are not limited to continued growth in sales of The First Years Brand and a slowing in the decline or increase in the sale of licensed products, continued success of market research identifying new product opportunities, successful introduction of new products, continued product innovation, growth in international sales, ability to attract and retain key personnel and growth in sales and earnings. Information with respect to risk factors are contained in Exhibit 99 to the Company's Annual Report on Form 10-K, and quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update the information contained in this press release.

Net sales for the first six months of 2000 were $71.0 million, a decrease of $0.8 million or 1.1%, as compared to $71.8 million for the comparable period last year. The decrease was primarily due to the continued decline in the sale of licensed products which was partially offset by increased demand for First Years brand products over the corresponding six month period of 1999. As a percentage of sales, sales of First Years brand products increased to 65.6% in the first six months of 2000 from 59.4% in the first six months of 1999. Net sales to foreign markets increased slightly to 12.3% in the first six months of 2000 from 11.8% in the comparable period last year. The increase reflects sales growth achieved primarily in the Canadian markets which were countered by weakened distribution in Europe.

Cost of products sold for the first six months of 2000 was $41.8 million, a decrease of $0.5 million or 1.2%, as compared to $42.3 million for the comparable period last year. As a percentage of sales, cost of products sold remained constant at 58.9% in the first six months of 2000 as compared to the corresponding period of 1999 due to normal business fluctuations.

Selling, general, and administrative expenses for the first six months of 2000 were $20.6 million, an increase of $0.2 million or 1.0%, as compared to $20.4 million of related expenses for the first six months of 1999. The increase resulted primarily from costs related to increased freight and payroll and payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the first six months of 2000 increased to 29.1% from 28.4% in the comparable period of 1999.

         Management's Discussion and Analysis of Financial Condition and

                          Results of Operations (Con't)


Income tax expense as a percentage of pretax income decreased to 40% in the first six months of 2000 as compared to 40.5% for the first six months of 1999.

Net working capital increased by $3.8 million in the first six months of 2000 to $46.8 million at June 30, 2000 from $43.0 million at December 31, 1999 mainly due to profitable operations. Accounts receivable increased by $4.4 million and inventories decreased by $2.3 due to normal business fluctuations during the first six months of 2000. Cash increased slightly to $13.7 million at June 30, 2000 primarily due to profitable operations which were partially offset by fluctuations in accounts receivable and inventories.

An unsecured bank line of credit of $10.0 million is subject to annual renewal. Amounts outstanding under this line are payable upon demand by the bank. During the first six months of 2000 and 1999, the Company incurred no borrowings under the line and had no balances outstanding as of June 30, 2000 and 1999, respectively. The Company did not incur any other short-term borrowings during the first six months of 2000 and 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 (Revenue Recognition and Financial Statements) which will be required to be implemented by the Company no later that the fourth quarter of 2000. The Company is currently evaluating the impact, if any, that the adoption of these new standards will have on the it's consolidated financial statements.

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

                              THE FIRST YEARS INC.

                           PART II - OTHER INFORMATION


Items 1 through 3 - Not Applicable

Item 4: Submission of Matters to a Vote of Security holders.

        (a) An Annual Meeting of the Stockholders of The
            First Years Inc. was held on May 18, 2000.

        (c) The following matters were voted upon at such Annual Meeting and the following votes were cast as to each such matter:

      i. Election of Class II Directors:

                                        Number of Shares
                                     -----------------------
                                                   Withheld
                                        For        Authority
                                     ---------     ---------

              Evelyn Sidman          6,713,544     1,477,960
              Walker J. Wallace      6,742,794     1,448,710
              Lewis M. Weston        6,747,519     1,443,985


     ii. Proposal to approve an amendment to the Company's 1993 Stock Option Plan for Directors increasing the number of shares of the Company's common stock authorized for issuance under the Plan by 300,000 shares

                                        Number of Shares
                                        ----------------

              For                           5,817,464
              Against                       2,354,863
              Abstain                          19,177




     iii. Proposal to ratify the selection of Deloitte &
          Touche LLP as auditors for the Company for the fiscal year 2000.

                                        Number of Shares
                                        ----------------

              For                           8,169,921
              Against                          13,731
              Abstain                           7,852

                              THE FIRST YEARS INC.

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


Item 7A: Quantitative and Qualitative Disclosure about Market Risk


     At June 30, 2000, the Company held foreign currency forward contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts totaled approximately $1,905,850 and the fair market value of the contracts approximated their predetermined rates included therein.

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


                                 THE FIRST YEARS INC.
                                 --------------------
                                       Registrant



Date  8/11/00                 /s/ John R. Beals
     -----------              ------------------------------
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