Form 10-Q
period 2000-09-30
FIRST YEARS INC
filed 2000-11-14
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended        September 30, 2000
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
The number of shares of Registrant's common stock outstanding on October 31, 2000 was 9,364,479.

                              THE FIRST YEARS INC.

                                      INDEX

PART I - FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets                          Page  1

Condensed Consolidated Statements of Income                          2

Condensed Consolidated Statements of Cash Flows                      3

Notes to Condensed Consolidated Financial Statements                 4 - 6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                7 - 9

Quantitative and Qualitative Disclosure about
  Market Risk                                                        10

PART II - OTHER INFORMATION

Other information                                                    11

SIGNATURES                                                           12

EXHIBIT INDEX                                                        13

                              THE FIRST YEARS INC.
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                    September 30,          December 31,
                                                                        2000                   1999
                                                                        ----                   ----
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 18,105,098           $ 13,400,728
  Accounts receivable, net                                            23,955,093             21,587,886
  Inventories                                                         16,485,300             20,352,845
  Prepaid expenses and other assets                                    1,137,435              1,308,974
  Deferred tax assets                                                  1,908,100              1,675,000
                                                                    ------------           ------------
         Total current assets                                         61,591,026             58,325,433
                                                                    ------------           ------------

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                   167,266                167,266
  Building                                                             5,234,358              5,154,845
  Machinery and molds                                                  7,296,614              7,536,378
  Furniture and equipment                                              5,871,026              4,820,691
                                                                    ------------           ------------
         Total                                                        18,569,264             17,679,180
  Less accumulated depreciation                                        8,913,447              8,090,757
                                                                    ------------           ------------
         Property, plant, and equipment - net                          9,655,817              9,588,423
                                                                    ------------           ------------

TOTAL ASSETS                                                        $ 71,246,843           $ 67,913,856
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $ 10,991,401           $ 10,443,308
  Accrued royalty expense                                                946,623              1,792,475
  Accrued selling expense                                              3,023,528              3,048,547
                                                                    ------------           ------------
         Total current liabilities                                    14,961,552             15,284,330
                                                                    ------------           ------------

DEFERRED TAX LIABILITY                                                 1,053,700                927,100
                                                                    ------------           ------------

STOCKHOLDERS' EQUITY
  Common stock                                                         1,067,027              1,057,033
  Paid-in-capital                                                      8,624,501              8,052,623
  Retained earnings                                                   59,480,807             52,907,819
   Less treasury stock at cost, 1,305,794
   and 954,094 shares as of September 30,
   2000 and December 31, 1999, respectively                          (13,940,744)           (10,315,049)
                                                                    ------------           ------------
                  Total stockholders' equity                          55,231,591             51,702,426
                                                                    ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 71,246,843           $ 67,913,856
                                                                    ============           ============


           See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                     Three Months Ended                      Nine Months Ended
                                         September 30,                         September 30,
                                    2000               1999               2000               1999
                                    ----               ----               ----               ----
NET SALES                       $ 32,237,407       $ 31,794,094       $103,260,591       $103,594,089

COST OF PRODUCTS SOLD             19,122,631         17,682,789         60,962,020         59,945,118
                                ------------       ------------       ------------       ------------

GROSS PROFIT                      13,114,776         14,111,305         42,298,571         43,648,971

SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES         10,237,202         10,137,311         30,873,794         30,526,706
                                ------------       ------------       ------------       ------------

OPERATING INCOME                   2,877,574          3,973,994         11,424,777         13,122,265

OTHER INCOME:

  INTEREST INCOME                    215,200            124,798            511,510            417,459
                                ------------       ------------       ------------       ------------
INCOME BEFORE INCOME
 TAXES                             3,092,774          4,098,792         11,936,287         13,539,724
PROVISION FOR INCOME
 TAXES                             1,252,600          1,660,000          4,790,000          5,483,600
                                ------------       ------------       ------------       ------------

NET INCOME                      $  1,840,174       $  2,438,792       $  7,146,287       $  8,056,124
                                ============       ============       ============       ============

BASIC EARNINGS PER SHARE        $       0.19       $       0.24       $       0.75       $       0.78
                                ============       ============       ============       ============
DILUTED EARNINGS PER
 SHARE                          $       0.19       $       0.24       $       0.74       $       0.76
                                ============       ============       ============       ============


           See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

             Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                    2000                1999
                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                             $  7,146,287        $  8,056,124
         Adjustments to reconcile net income to net cash
         provided by operations:
         Depreciation                                              1,538,204           1,403,128
         Provision for doubtful accounts                              29,208              76,712
         Loss on disposal of equipment                               271,962             452,271
  Increase (decrease) arising from working capital items:
         Accounts receivable                                      (2,396,415)         (3,467,874)
         Inventories                                               3,867,545            (532,355)
         Prepaid expenses and other expenses                         171,539           2,162,079
         Accounts payable and accrued expenses                       610,393          (2,325,440)
         Accrued royalties                                          (845,852)           (127,374)
         Accrued selling expense                                     (25,019)           (863,449)
         Deferred income taxes                                      (106,500)                  0
                                                                ------------        ------------
             Net cash provided by operating activities            10,261,352           4,833,822
                                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Expenditures for property, plant, and
          equipment                                               (1,877,560)         (3,802,357)
                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash dividend                                              (573,299)           (630,392)
         Common stock issued under stock option
          plans                                                      519,572             378,077
         Purchase of treasury stock                               (3,625,695)         (6,668,727)
                                                                ------------        ------------

             Net cash used for financing activities               (3,679,422)         (6,921,042)
                                                                ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   4,704,370          (5,889,577)
                                                                ------------        ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    13,400,728          19,776,897
                                                                ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 18,105,098        $ 13,887,320
                                                                ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for:
              Income taxes                                      $  3,599,735        $  4,189,226
                                                                ============        ============

              Interest                                          $          0        $        762
                                                                ============        ============
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

         Issuance of treasury shares                            $          0        $     94,575
                                                                ============        ============

     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Amounts in the accompanying balance sheet as of December 31, 1999 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the periods ended September 30, 2000 and 1999. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation.

2. The Company has 50,000,000 authorized shares of $.10 par value common stock with 9,364,479 and 9,616,235 shares issued and outstanding as of September 30, 2000 and December 31, 1999, respectively.

     On May 4, 2000 the Board of Directors authorized a $0.06 per share annual cash dividend which was paid on June 15, 2000 to holders of record at the close of business on May 30, 2000.

     During the first nine months of 2000, the Company purchased 351,700 shares of the Company's common stock on the open market. The cost of the shares amounted to $3,625,695 and are currently being held as treasury shares.

3. Computation of the Earnings Per Share ("EPS") in accordance with SFAS No. 128 is as follows:

                                                       Three Months Ended
                                                          September 30,
                                                     2000              1999
                                                     ----              ----
WEIGHTED AVERAGE SHARES OUTSTANDING                 9,497,607        10,204,475

EFFECT OF DILUTIVE SHARES                             157,369           142,179
                                                  -----------       -----------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING         9,654,976        10,346,654
                                                  ===========       ===========

NET INCOME                                        $ 1,840,174       $ 2,438,792
                                                  ===========       ===========

BASIC EARNINGS PER SHARE                          $      0.19       $      0.24
                                                  ===========       ===========

DILUTED EARNINGS PER SHARE                        $      0.19       $      0.24
                                                  ===========       ===========

                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)

3.   Computation of Earnings Per Share (con't)

                                                        Nine Months Ended
                                                          September 30,
                                                     2000              1999
                                                     ----              ----

WEIGHTED AVERAGE SHARES OUTSTANDING                 9,573,960        10,353,059

EFFECT OF DILUTIVE SHARES                             119,979           206,450
                                                  -----------       -----------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING         9,693,939        10,559,509
                                                  ===========       ===========

NET INCOME                                        $ 7,146,287       $ 8,056,124
                                                  ===========       ===========

BASIC EARNINGS PER SHARE                          $      0.75       $      0.78
                                                  ===========       ===========

DILUTED EARNINGS PER SHARE                        $      0.74       $      0.76
                                                  ===========       ===========

     As of September 30, 2000, options to purchase 451,070 shares of common stock were not included in the computations of diluted EPS because the options' exercise price was greater than the average price of common shares. The options, which expire in 2007 to 2009, had exercise prices ranging from $13 1/2 to $17 per share.

     As of September 30, 1999, options to purchase 510,295 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2007 to 2009 had exercise prices ranging from $12 3/16 to $17 3/4 per share.

4. The results of operations for the nine month period ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

5. During the first nine months of 2000 and 1999, the Company did not borrow against its $10,000,000 unsecured line of credit established with a bank.

6. The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 (Revenue Recognition and Financial Statements) which will be required to be implemented by the Company no later than the fourth quarter of 2000. The Company is currently evaluating the impact, if any, that the adoption of these new standards will have on its consolidated financial statements.

                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)

7. In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in May 1999 by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the statement). FAS No. 133, as amended, will be effective for the Company on January 1, 2001. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

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

     Net sales for the three months and nine months ended September 30, 1999 increased by $384,000 and cost of sales decreased by $629,000 for the same period due to lower than expected sales returns and inventory write offs of certain products containing DINP, for which a charge was previously recorded in the fourth quarter of 1998. Net income for the three months and the nine months ended September 30, 1999 reflect the total after-tax increase of $603,000 related to the DINP issue.

9. The Company derives sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first nine months of 2000 and 1999, products sold under the First Years brand amounted to $68,110,000 and $62,714,000, respectively while sales derived from products under license amounted to $35,151,000 and $40,880,000 in the first nine months of 2000 and 1999, respectively. Additionally, sales to foreign markets amounted to $11,221,000 and $11,053,000 during the first nine months of 2000 and 1999, respectively.

                              The First Years Inc.

Part I, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, are confident, estimate and similar expressions which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include but are not limited to continued growth in sales of The First Years Brand; a slowing in the decline in the sale of licensed products, the success of new Disney character products, continued success of market research identifying new product opportunities, successful introduction of new products, continued product innovation, the success of new enhancements to the Company's brand image, growth in international sales, ability to attract and retain key personnel and growth in sales and earnings. Information with respect to risk factors contained in
Exhibit 99 to the Company's Annual Report on Form 10-K, and its quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Net sales for the first nine months of 2000 were $103.3 million, down slightly from sales of $103.6 million for the comparable period last year. The decrease was primarily due to the continued, although lessening, decline in the sale of licensed products which was partially offset by increased demand for First Years brand products over the corresponding nine month period of 1999. Additionally, net sales for the nine month period of 1999 included an increase of $0.4 million due to a reversal of a portion of a 1998 accrual for sales returns of certain products containing diisononyl phthalate ("DINP"), a plastic softener, for which a charge was previously recorded in the fourth quarter of 1998. As a percentage of sales, sales of First Years brand products increased to 66.0% in the first nine months of 2000 from 60.5% in the first nine months of 1999. Net sales to foreign markets increased slightly to 10.9% in the first nine months of 2000 from 10.7% in the comparable period last year. The increased proportion of sales in foreign markets reflects sales growth achieved in the Canadian and South American markets which were partially offset by decreased sales in the European and the Pacific Rim markets.

Cost of products sold for the first nine months of 2000 was $61.0 million, a increase of $1.1 million or 1.8%, as compared to $59.9 million for the comparable period last year. As a percentage of sales, cost of products sold for the first nine months of 2000 increased to 59.0% from 57.9% in the comparable period of 1999 due to lower than expected inventory write-offs in 1999 of certain products containing DINP for which a charge was previously recorded in the fourth quarter of 1998. Without the adjustment related to DINP in 1999, cost of products sold in 2000, as a percent of sales, would have increased slightly to 59.0% from 58.8% in the comparable period of 1999 due to normal business fluctuations.

                              The First Years Inc.

Part I, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)

Selling, general, and administrative expenses for the first nine months of 2000 were $30.9 million, an increase of $0.4 million or 1.3%, as compared to $30.5 million of related expenses for the first nine months of 1999. The increase resulted primarily from costs related to increased freight and payroll and payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the first nine months of 2000 increased to 29.9% from 29.5% in the comparable period of 1999.

Income tax expense as a percentage of pretax income decreased to 40.1% in the first nine months of 2000 as compared to 40.5% for the first nine months of 1999.

Net working capital increased by $3.6 million in the first nine months of 2000 to $46.6 million at September 30, 2000 from $43.0 million at December 31, 1999 primarily due to profitable operations. Accounts receivable increased by $2.4 million and inventories decreased by $3.9 million, both due to normal business fluctuations during the first nine months of 2000. Cash increased by $4.7 million to $18.1 million at September 30, 2000 primarily due to profitable operations and increased by the fluctuations in accounts receivable and inventories.

On October 26, 2000 the Company announced that its Board of Directors has approved an increase in the total dollar amount that can be used by the Company to repurchase shares of common stock of the Company under the Company's discretionary stock repurchase program. The total amount authorized by the Board has been increased from $15 million to $20 million in the amount of stock the Company may purchase under the program. As of September 30, 2000, the Company has purchased 1,276,000 shares of the Company's common stock at a cost of $13.5 million.

An unsecured bank line of credit of $10.0 million is subject to annual renewal. Amounts outstanding under this line are payable upon demand by the bank. During the first nine months of 2000 and 1999, the Company incurred no borrowings under the line and had no balances outstanding as of September 30, 2000 and 1999, respectively. The Company did not incur any other short-term borrowings during the first nine months of 2000 and 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 (Revenue Recognition and Financial Statements) which will be required to be implemented by the Company no later than the fourth quarter of 2000. The Company is currently evaluating the impact, if any, that the adoption of these new standards will have on its consolidated financial statements.

                              The First Years Inc.

Part I, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)

RECENT ACCOUNTING PRONOUNCEMENTS (con't)

In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in May 1999 by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative ( that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation ( as defined in the statement). FAS No. 133, as amended, will be effective for the Company on January 1, 2001. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

                              The First Years Inc.

Part I, Item 3.

Quantitative and Qualitative Disclosure about Market Risk

     At September 30, 2000, the Company held foreign currency forward contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts totaled approximately $951,652 and the fair market value of the contracts approximated their predetermined rates included therein.

     Also see the Company's disclosure regarding Market Risk in Item 7A of its Annual Report on Form 10K filed with the Securities and Exchange Commission.

                              THE FIRST YEARS INC.

                           PART II - OTHER INFORMATION

Items 1 through 5 - Not Applicable

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits - The following exhibits are filed as part of this Report:

          Exhibit        Description
          -------        -----------

             3(i) Restated Articles of Organization of the Registrant (filed as Exhibit (3.1) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement filed with the Commission on October 5, 1995 [Reg. No. 33-62673] and incorporated herein by reference).

             3(ii) By-laws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 [File No. 0-7024] and incorporated herein by reference).

            10(w) Agreement with Disney Enterprises Inc. dated August 1, 2000 relating to the licensing of Winnie the Pooh, Disney Classics and Disney Standard cartoon Characters (certain portions of which are subject to confidential treatment request).

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


                                 THE FIRST YEARS INC.
                                       Registrant



Date   11/14/00            By:   /s/ John R. Beals
                              --------------------------
                              John R. Beals, Senior Vice
                              President and Treasurer,
                              Duly Authorized Officer and
                              Principal Financial Officer

                              THE FIRST YEARS INC.


                                  EXHIBIT INDEX


   Exhibit   Description                                         Page
   -------   -----------                                         ----

      3(i)   Restated Articles of Organization of the
             Registrant (filed as Exhibit (3.1) to
             Amendment No. 1 to the Registrant's Form S-1
             Registration Statement filed with the
             Commission on October 5, 1995 [Reg. No. 33-
             62673] and incorporated herein by reference).

      3(ii)  By-laws of the Registrant (filed as Exhibit
             3(ii) to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December
             31, 1999 [File No. 0-7024] and incorporated herein by reference).

     10(w)   Agreement with Disney Enterprises Inc.
             dated August 1, 2000 relating to the
             licensing of Winnie the Pooh, Disney
             Classics and Disney Standard cartoon
             characters (certain portions of which
             are subject to confidential treatment
             request).

     27      Financial Data Schedule