Form 10-K405
period 2000-12-31
FIRST YEARS INC
filed 2001-04-02
CIK 55698

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000;

                                   OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The aggregate market value of the Common Stock held by non-affiliates of the Company was $70,963,641, based on the closing price of the common stock on the Nasdaq National Market on February 28, 2001.

     The number of shares of Registrant's Common Stock outstanding on February 28, 2001 was 9,175,765.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. The following sections of such definitive proxy statement are hereby incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K: "Common Stock Ownership of Certain Beneficial Owners and Management;" "Election of Directors;" "Compensation and Other Information Concerning Executive Officers" (other than the Board Compensation Committee Report on Executive Compensation and the Stock Performance Chart); and "Section 16(a) Beneficial Ownership Reporting Compliance."

                                     PART I

ITEM 1.  BUSINESS

     The First Years Inc. (the "Company") is a leading developer and international marketer of a broad line of products for infants and toddlers. Major channels through which the Company sells its products include mass merchants, supermarkets, drug stores, department stores, wholesale clubs, convenience stores, specialty stores, internet-based retailers, mail-order catalogs and catalog showrooms.

     The Company was incorporated in 1952 in Massachusetts under the name Kiddie Products, Inc. The Company changed its name to The First Years Inc. in May, 1995, and is headquartered in Avon, Massachusetts. The Company also has a wholly-owned subsidiary, The First Years Inc., which is incorporated in Delaware and headquartered in California.

     Except as expressly indicated or unless the context otherwise requires, as used in this report, the "Company" means The First Years Inc., a Massachusetts corporation, and its subsidiary.

  Products

     The Company's product line, which contains more than 250 items that range in retail price from approximately $0.99 to $59.99, is marketed under The First Years brand and several licensed brands, including Winnie The Pooh, Disney Mickey and Sesame Street.

     Utilizing these brands, the Company sells a broad range of products for infants and toddlers in three categories, Feeding & Soothing, Play & Discover and Care & Safety.

     Products in Feeding & Soothing include bottles and accessories, nipples, teethers, bowls, drinking cups, dishes, flatware, bibs, breast-feeding accessories and feeding sets.

     Products in Care & Safety include bathing and grooming accessories, home safety and monitoring products such as door and cabinet latches, toilet-training products and products that are appropriate for the health and hygiene needs of infants.

     Products in Play & Discover include entertaining, skill-developing toys for infants and toddlers, such as crib toys, hand-held toys, and large play items.
                            ------------------------

     THE FIRST YEARS(R), Expert developed Parent approved(R), Ideas Inspired by Parents(R), TumbleMates(R), Firstronics(R), and Washables(R) are registered trademarks of The First Years Inc. Crisp & Clear Plus(TM) and ComforTemp(TM) are trademarks of The Company. SESAME STREET(R) is a registered trademark of Sesame Workshop. DISNEY MICKEY(R), WINNIE THE POOH(R) and POOH(R) are registered trademarks of Disney Enterprises, Inc.

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

     The Company spent approximately $4.2, $3.8 and $3.3 million on new product development in 2000, 1999, and 1998, respectively. Most of the Company's new products are shown at the Juvenile Products Manufacturers Association Trade Show, held in Dallas, Texas in the fall of each year, and of other national and international toy and baby fairs.

SALES

     The Company's products are sold nationally and internationally to a broad spectrum of customers including mass merchants, national variety and drug stores, supermarkets, wholesale clubs, convenience stores, toy specialty stores, wholesale distributors, department stores, internet-based retailers, mail order catalogs and catalog stores. The Company sells its products in a large number of countries throughout the world. Major customers include Wal*Mart, Toys "R" Us, Target, Kmart, Peyton's, Sears, Eckerd Drugs, Rite Aid, and J.C. Penney.

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

     During 2000, Wal*Mart, Toys "R" Us, and Target accounted for approximately 24%, 20%, and 13% of the Company's net sales, respectively. A significant reduction in purchases by any one of these customers could have a material adverse effect on the Company's business.

     Backlog is not a material aspect of the Company's business. Customers place orders on an as needed basis. The amount of unfilled orders at any time has not been indicative of future results.

LICENSED CHARACTER PRODUCTS

     Since 1996, the Company has entered into and renewed various agreements which provide for the payment by the company of royalties on certain of the Company's products featuring licensed cartoon characters. The agreements that are currently in effect have various terms and require minimum royalty payments of $4,998,000 during the terms of these agreements. Our most significant licensing agreement was renewed in 2000 and will expire at the end of 2002. Sales of products licensed under this major license agreement amounted to 29% of the Company's total net sales for the year ended December 31, 2000. (see Exhibit 99 to this Report, "Important Factors That May Affect Future Results" and "Notes to Consolidated Financial Statements," Numbers 6 and 8).

MANUFACTURING AND SOURCES OF SUPPLY

     The Company does not own or operate its own manufacturing facilities. In 2000, all of the Company's products were manufactured either using the Company's custom tools (molds and dies) or to the Company's specifications by approximately 25 manufacturers located in the United States, Canada, China, Taiwan, Thailand, and Mexico. Approximately 69% of all of its products sold in 2000 were manufactured in Asia, primarily in China. A large percentage of the Company's furnishings and other large products were manufactured in 2000 by suppliers in the United States and Canada because of the significantly higher shipping costs from the Far East.

     Generally the Company uses one manufacturer to make each product from its supplier base in Asia, Canada, and the United States. Due to the high cost of developing duplicate tooling (predominantly molds and dies), most of the Company's products are made using one set of tools; however, the Company has developed duplicate tools for several of its key and high-volume products.

     In 2000, the Company's largest supplier, which is based in the United States, manufactured products that represented approximately 10% of its sales. The Company has not entered into long-term contractual arrangements with any of its suppliers.

     The principal raw materials used in the production and sale of the Company's products are plastic, paperboard and cloth. Raw materials are purchased by the manufacturers who deliver completed products to the Company. Because the primary source used in manufactured plastic is petroleum, the cost and availability of plastic for use in the Company's products varies to a great extent with the price of petroleum. The inability of the Company's suppliers to acquire sufficient plastic and paperboard at a reasonable price could have a material adverse effect on the Company's profitability. The Company did not experience any difficulties in obtaining materials in 2000.

     The Company purchases its products from its suppliers primarily in the U.S. dollar and the Hong Kong dollar which is currently pegged to the U.S. dollar. The Company also purchases a small percentage of its products in Canadian dollars. Generally, the Company's suppliers ship the products on the basis of open credit terms or upon the acceptance of products by the Company. The Company also enters into foreign currency exchange contracts. (See "Notes to Consolidated Financial Statements," Numbers 1 and 5).

     Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. Enactment of legislation or the imposition of restrictive regulations conditioning or revoking China's Normal Trade Relations ("NTR") trading status could have a material adverse effect upon the Company's business because products originating from China could be subjected to substantially higher rates of duty. China was granted permanent NTR status by the United States government in October 2000. Unless steps are taken in the future to revoke this status, China will continue to enjoy NTR treatment. The European Community (the "EC") has enacted a quota and tariff system with respect to the importation into the EC of certain toy products originating in China. The Company, therefore, continues to evaluate alternative sources of supply outside of China.

     The Company, because of its substantial reliance on suppliers in foreign countries, is required to order products further in advance of customer orders than would generally be the case if such products were produced in the United States. As a result, the Company may be required to carry significant amounts of inventory to meet rapid delivery requirements of customers and to assure itself of continuous allotment of goods from suppliers.

WORKING CAPITAL ITEMS

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

TRADEMARKS, PATENTS AND COPYRIGHTS

     The Company's principal trademark THE FIRST YEARS, and related design, is registered in the United States and in a number of foreign countries. The Company also owns and licenses other trademarks for certain of its products and product categories, some of which are registered in the United States and in various foreign countries.

     The Company, also owns and licenses patents, design patents and design registrations, as well as pending applications in the United States and certain foreign countries. Although the Company believes such are important to its business, it does not believe that any single patent, design patent, or design registration, including any which may be issued on a pending application, is material to its business. There can be no assurance that such patents, design patents, or design registrations, including those that may be issued on pending applications, will offer any significant competitive advantage for the Company's products.

     The Company also owns copyrights, some of which are registered in the United States. The Company does not believe that any single copyright is material to its business. There can be no assurance that such copyrights will offer any significant competitive advantage for the Company's products.

EMPLOYEES

     As of December 31, 2000, the Company employed 153 full-time and 3 part-time employees, of whom five were senior executive officers. All of the other employees of the Company are in sales, marketing and product development, materials, purchasing, quality assurance, data processing, finance, administration and clerical, and warehousing positions. None of the Company's employees are represented by a union, and the Company has not experienced any work stoppages. The Company believes that relations with employees are good.

GOVERNMENT REGULATIONS

     The Company's products are subject to the provisions of the Federal Consumer Product Safety Act, the Federal Hazardous Substances Act, as amended, the Federal Flammable Fabrics Act, and the Child Safety Protection Act, and the regulations promulgated thereunder (the "Acts"). The Company's nursery monitors are subject to the regulations of the Federal Communications Commission. The Company's medical devices and drug products are subject to the regulations of the Food and Drug Administration. The Acts enable the Consumer Product Safety Commission (the "CPSC") to protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market certain consumer products which are found to be hazardous. The CPSC's determination is subject to court review. The CPSC can require the repurchase by the manufacturer of articles which are banned. The Federal Flammable Fabrics Act enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. Similar laws exist in some states and cities and in various international markets. The Company designs and tests its products to ensure compliance with the various federal, state and international requirements. Any recall of a product could have a material adverse effect on the Company, depending on the particular product.

FINANCIAL INFORMATION ABOUT SEGMENTS

     The Company has one operating segment. It engages in a single line of business of developing and marketing one class of similar products for infants and toddlers through the same retail channels. For financial information regarding such single operating segment, please see Item 14(a).1. "Consolidated Financial Statements."

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The Company's domestic net sales in 2000, 1999, and 1998 were approximately $118.6, $122.2, and $116 million, respectively, and accounted for approximately 88.8%, 89.4% and 87.4% of the Company's total net sales in 2000, 1999, and 1998, respectively. The Company's international net sales (primarily in Europe, Canada, South America and the Pacific Rim) were approximately $15.0, $14.5, and $16.7 million, respectively, and accounted for approximately 11.2%, 10.6% and 12.6% of the Company's total net sales in 2000, 1999, and 1998, respectively. (See "Notes to Consolidated Financial Statements", Number 8.)

     For information regarding the Company's long-lived assets in the U.S.A. and foreign countries, please see the Company's "Consolidated Balance Sheet as of December 31, 2000 and 1999" and "Notes to Consolidated Financial Statements", Number 12.

     For information regarding the risks attendant to the Company's international sales and operations, please see "Manufacturing and Sources of Supply", above.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     The names of the Company's Executive Officers and Directors and certain information about them are set forth below. Officers have served in the capacity indicated in the table below for at least five years, unless otherwise indicated in the notes.

                                                                                        OFFICER OR
                                                                                         DIRECTOR
                 NAME                    AGE                  POSITION                    SINCE
                 ----                    ---                  --------                  ----------

Ronald J. Sidman.......................  54    President, Chairman of the Board of         1975
                                               Directors, and Chief Executive Officer
Jerome M. Karp.........................  73    Director                                    1969
Benjamin Peltz.........................  61    Director                                    1975
Evelyn Sidman..........................  87    Clerk and Director                          1979
Fred T. Page...........................  54    Director                                    1988
Kenneth R. Sidman......................  55    Director                                    1998
Lewis M. Weston........................  74    Director                                    1998
Walker J. Wallace......................  56    Director                                    1999
John R. Beals..........................  46    Treasurer, Senior Vice                      1990
                                               President-- Finance and Chief Financial
                                               Officer
Bruce Baron............................  40    Senior Vice President-- Operations          1997
James A. Connors, Jr...................  44    Senior Vice President -- Product            2000
                                               Development
Richard F. Schaub, Jr..................  41    Executive Vice President -- Marketing       2000
                                               and Sales
Mark C. Strozik........................  41    Vice President -- Human Resources           2001

---------------

     Mr. Ronald J. Sidman has been the President of the Company since January 1989 and Chairman of the Board of Directors and Chief Executive Officer since March 1995.

     Mr. Jerome M. Karp served as Vice Chairman of the Board of the Company from January 1989 until his retirement from the Company in August, 1999.

     Mr. Benjamin Peltz served as the Treasurer of the Company from May 1970 to January 1998 and as the Senior Vice President of the Company from January 1980 until June 1997 when he retired from the Company.

     Mrs. Evelyn Sidman has been Clerk of the Company since 1979.

     Mr. Fred T. Page was with Southern New England Telecommunications Corporation ("SNET"), a subsidiary of Southwestern Bell, for thirty years from 1969 to 1999. From January 1994 to March 1999 he served as President -- Network Services of SNET. Mr. Page is now an independent consultant.

     Mr. Kenneth R. Sidman has been Vice President, Business & Technology Development, at Saint-Gobain Performance Plastics Corp., Wayne, NJ (formerly Norton Performance Plastics Corp.), since 1997. Mr. Sidman served as Vice President, Marketing & New Business Development for Saint-Gobain Performance Plastics Corp.

     Mr. Lewis M. Weston is a Retired Partner of Goldman, Sachs & Co. and was a Limited Partner of Goldman Sachs from 1978 to 1999. He had been with Goldman Sachs since 1951 and was made a General Partner in 1967. He was Partner in charge of the Syndicate Department from 1969 to 1978, a period during which he was also active with the National Association of Securities Dealers (NASD), serving three years as a member of the NASD's Board of Governors. Currently, Mr. Weston is a board member of the Thai Prime Fund, Singapore, as well as a member of the International Advisory Board of Banco Finantia, Lisbon, Portugal.

     Mr. Walker J. Wallace was with Procter & Gamble for 30 years, from 1967 to 1997. He was made a Vice President of Procter & Gamble in 1991 and served as Vice President -- Worldwide Strategic Planning for various core product categories (laundry and cleaning products, paper products, diapers) from 1993 to 1997.

     Mr. John R. Beals has been Senior Vice President -- Finance of the Company since March 1998 and Treasurer of the Company since January 1998. He has been Chief Financial Officer of the Company since July 1997. From July 1997 to March 1998 he was Vice President -- Finance of the Company and from January 1990 to June 1997, he was the Assistant Treasurer and Controller of the Company.

     Mr. Bruce Baron has been Senior Vice President -- Operations of the Company since August 1997. Prior to that time, Mr. Baron was Vice President of Operations at Crabtree & Evelyn from 1988 to July 1997.

     Mr. James A. Connors, Jr. has been Senior Vice President -- Product Development of the Company since May 2000. Prior to that time, from September 1994 to July 1998, he was Vice President Operations Engineer of Hasbro Manufacturing Services and from July 1998 to May 2000 he was Senior Vice President Operations Engineering of Hasbro Global Operations.

     Mr. Richard F. Schaub, Jr. has been Executive Vice President -- Marketing and Sales of the Company since October 2000. Prior to that time, from March 1999 to September 2000, he was Managing Director of Maclaren USA Inc; from September 1997 to March 1999, he was Senior Vice President, Marketing of Evenflo Company, Inc. and from September 1994 to September 1997, he was President of Priss Prints, Inc.

     Mr. Mark C. Strozik has been Vice President -- Human Resources of the Company since March 2001. Prior to that time, from October 1998 to March 2001, he was Manager of Human Resources, Employment and Human Resources Information Systems of Ocean Spray Cranberries, Inc. and from May 1994 to October 1998 he was Human Resources Manager of Health New England.

ITEM 2.  PROPERTIES

     The Company owns its executive and administrative offices and principal warehouse which are located in a 124,000 square-foot building at One Kiddie Drive, Avon, Massachusetts. The Company also has sales offices in leased premises in Cirencester, England. The Company's subsidiary, TFY-Delaware, has sales offices in leased premises in Missouri, Arkansas and California.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "KIDD". Below is a summary of the actual high and low sales prices of the Company's Common Stock for each quarter of 2000 and 1999 as reported by Nasdaq.

                                      2000

                          QUARTER                             LOW        HIGH
                          -------                             ---        ----
First.......................................................  $ 6 7/8    $10
Second......................................................    7 3/8     11 1/8
Third.......................................................    8 3/4     12 1/4
Fourth......................................................    8 1/16    10 5/8

                                      1999

                          QUARTER                             LOW        HIGH
                          -------                             ---        ----
First.......................................................  $12 3/4    $18
Second......................................................   13 5/8     17 3/4
Third.......................................................    9 1/4     15
Fourth......................................................    6 3/4     10 1/2

DIVIDEND POLICY

     In 1999 and 2000, the Company paid cash dividends on its Common Stock in the amount of $0.06 per share, which were paid on June 15, 1999 and June 15, 2000, respectively. The Company currently expects that comparable cash dividends will continue to be paid in the future. However, the declaration and payment of any such cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs, and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will continue to pay dividends in the foreseeable future.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of February 28, 2001, the Company had approximately 170 holders of record of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                  2000           1999           1998           1997          1996
                              ------------   ------------   ------------   ------------   -----------
SELECTED INCOME STATEMENT
  DATA:
Net sales...................  $133,512,200   $136,651,751   $132,716,379   $120,695,988   $93,110,361
Cost of products sold ***...    84,791,616     85,471,577     85,582,344     75,867,398    59,366,781
Selling, general, and
  administrative expenses
  ***.......................    34,977,281     36,477,681     34,166,742     32,484,114    24,676,513
Interest expense............            --             --             --         27,709       358,637
Interest income.............       743,260        582,640        590,822        168,922        27,349
Income before income
  taxes.....................    14,486,563     15,285,133     13,558,115     12,485,689     8,735,779
Provision for income
  taxes.....................     5,835,600      6,190,500      5,545,300      5,040,900     3,494,300
Net income..................     8,650,963      9,094,633      8,012,815      7,444,789     5,241,479
Basic earnings per
  share**...................         $0.91          $0.89          $0.78          $0.75         $0.55
Diluted earnings per
  share**...................         $0.90          $0.87          $0.75          $0.71         $0.53
Dividends paid per share*...         $0.06          $0.06          $0.06          $0.05         $0.05
Basic weighted average
  number of shares
  outstanding**.............     9,500,726     10,226,470     10,338,857     10,003,774     9,466,356
Diluted weighted average
  number of shares
  outstanding**.............     9,619,928     10,402,297     10,669,503     10,453,062     9,891,982

SELECTED BALANCE SHEET DATA:
Total assets................  $ 71,694,380   $ 67,913,856   $ 69,275,895   $ 60,571,561   $47,049,537
Long-term debt..............            --             --             --             --            --
Stockholders' equity........    54,902,789     51,702,426     52,647,404     44,009,004    35,866,440
Stockholders' equity per
  share**...................         $5.71          $4.97          $4.93          $4.21         $3.63

---------------
* Adjusted to reflect the two-for-one stock split effected on June 29, 1998.

** Adjusted to reflect the two-for-one stock split effected on June 29, 1998 and restated to reflect adoption of Statement of Financial Accounting Standard No. 128 in the fourth quarter of 1997.

*** Prior year amounts adjusted to reflect certain reclassifications in order to conform with current year presentation (See Note 1 of the financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT CONCERNING FORWARD LOOKING INFORMATION:

     Statements in this Report on Form 10-K that are not strictly historical are "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: "believe", "expect", "anticipate", "intend", "are confident", "estimate" and similar expressions which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include, but are not limited to, the Company's ability to develop innovative products and to introduce new products in a timely manner; the Company's reliance on sales of licensed products, consumer preferences, major customers and foreign manufacturers; changes in the retail industry; competition in the juvenile products market; cost and availability of raw materials; risks related to inventory, international sales and supplies, products liability, the Company's intellectual property and litigation; importance of brand recognition; foreign currency fluctuation risks; impact of government regulations; and the dependence on, and need for, key personnel. Information with respect to risk factors is contained in Exhibit 99 of this Annual Report on Form 10-K, and quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update the forward looking information contained in this Annual Report on Form 10-K.

     Certain prior year amounts have been adjusted to reflect reclassifications in order to conform with current year presentations (See Note 1 of the financial statements).

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net sales in 2000 were $133.5 million, a decrease of $3.2 million or (2.3)%, as compared to net sales of $136.7 million in 1999. The decrease was due primarily to decreased demand for licensed products in domestic and foreign markets which was partially offset by an 8% increase in net sales from The First Years brand products compared to 1999. As a percentage of sales, sales of licensed products decreased to 33.8% in 2000 from 39.6% in 1999 as consumer demand for licensed products lessened, particularly for several products that sold well in 1999. Sales of The First Years brand products increased to 66.2% in 2000 from 60.4% in 1999 due primarily to new product introductions. The Company anticipates that the proportion of net sales from The First Years branded products to total net sales will continue to increase as a result of recent trends. As a percentage of total net sales, foreign net sales increased to 11.2% in 2000 from 10.6% in 1999 as reduced sales in Latin America and Europe were partially offset by sales increases in Canada and the Pacific Rim. The Company continues to believe that substantial long term opportunity exists in the foreign markets and will continue to pursue increased sales potential in those markets.

     Cost of products sold in 2000 was $84.8 million, a decrease of $0.7 million or (0.8)%, as compared to $85.5 million in 1999. As a percentage of net sales, cost of products sold in 2000 increased to 63.5% from 62.5% in 1999. The increase was primarily due to the higher costs associated with the increased percentage of sales of non-licensed lower margin products in 2000.

     Selling, general, and administrative expenses in 2000 were $35.0 million, a decrease of $1.5 million, or (4.1)%, as compared to $36.5 million of such expenses in 1999. The decrease was primarily due to the absence in 2000 of settlement and legal costs related to a patent lawsuit which were incurred in 1999. The reduction in costs were partially offset by increases in other expenses primarily payroll and payroll related costs. As a percentage of net sales, selling, general, and administrative expenses decreased to 26.2% in 2000 from 26.7% in 1999. The decrease reflects the costs associated with the 1999 patent lawsuit as selling, general and administrative expenses as a percent of net sales would be consistent with 1999 if these related costs were excluded.

     Income tax expense as a percentage of pretax income decreased slightly to 40.3% in 2000 from 40.5% in 1999 due to normal fluctuations in the Company's taxable income.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales in 1999 were $136.7 million, an increase of $4.0 million or 3.0%, as compared to $132.7 million in 1998. The increase was due to increased demand for The First Years brand products which was partially offset by decreased demand for licensed products in domestic and foreign markets. As a percentage of net sales, net sales of licensed products decreased to 39.6% in 1999 from 48.4% in 1998 as consumer demand for licensed products lessened, particularly for several items that had been selling well in 1998. Sales of The First Years brand products increased to 60.4% in 1999 from 51.6% in 1998 due primarily to new product introductions. An additional factor affecting net sales in 1999 and 1998 was the accounting for sales returns of certain products containing diisononyl phthalate, ("DINP"). As disclosed in Note 10 of the Company's financial statements, 1998 net sales reflect a charge of $3.0 million for an accrual of sales returns and 1999 net sales reflect an increase of $0.4 million for a reversal of a portion of the 1998 accrual. As a percent of total net sales, foreign net sales decreased to 10.6% in 1999 from 12.6% in 1998 as reduced sales in Latin America and Europe were partially offset by sales increases in Canada and the Pacific Rim.

     Cost of products sold in 1999 was $85.5 million, a decrease of $0.1 million or (0.1)%, as compared to $85.6 million in 1998. As a percentage of net sales, cost of products sold in 1999 decreased to 62.5% from 64.5% in the comparable period of 1998. The decrease was primarily due to the lower than expected inventory writeoffs of certain products containing DINP for which a charge was previously recorded in the fourth quarter of 1998 as well as lower costs associated with the increased percentage of sales of non-licensed higher margin products in 1999.

     Selling, general, and administrative expenses in 1999 were $36.5 million, an increase of $2.3 million, or 6.7%, as compared to $34.2 million of such expenses in 1998. The increase was primarily due to costs related to the settlement of the patent lawsuit, legal expenses related to the lawsuit, and market research expenses. As a percentage of net sales, selling, general, and administrative expenses increased to 26.7% in 1999 from 25.7% in the comparable period of 1998. The increase reflects the costs associated with the patent lawsuit issue as selling, general, and administrative expenses as a percent of net sales would be consistent with 1998 if the related costs were excluded.

     Income tax expense as a percentage of pretax income decreased to 40.5% in 1999 from 40.9% in 1998 as the Company's taxable income was subject to a slightly lower aggregate effective rate on the state level.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $3.4 million to $46.4 million at December 31, 2000 from $43.0 million at December 31, 1999 primarily due to funds generated from profitable operations. Cash increased as additional cash generated from profitable operations and from reduced inventories and accounts receivable were partially offset by repurchases of the Companies stock and purchases of equipment.

     On October 26, 2000 the Company announced that its Board of Directors approved an increase in the total dollar amount that the Company can use to repurchase shares of its common stock under the Company's discretionary stock repurchase program. The total amount the Company can use to purchase shares under this program was increased from $15 million to $20 million. As of December 31, 2000, the Company had purchased 1,474,000 shares of the Company's common stock at a cost of $15.5 million.

     An unsecured line of credit of $10 million which is subject to annual renewal in October 2001, is available from a bank. Amounts outstanding under the line are payable upon demand by the bank. During 2000 and 1999, the Company had no borrowings under the line of credit. As of December 31, 2000 and 1999 no balances were outstanding.

     The Company paid a cash dividend of $0.06 per share of Common Stock in June of 2000 and 1999, respectively.

     The Company expects cash flow from operations and availability under the Company's lines of credit to be sufficient to meet cash needs for working capital for operations and capital expenditures for the next year.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

     Inflation has not had a material effect on the Company's operating results over the past three years.

     The Company enters into foreign currency forward exchange contracts from time to time to minimize the impact of fluctuations in currency exchange rates on future cash flows emanating from sales denominated in foreign currencies. The Company does not purchase such contracts for trading purposes. Under these contracts, the Company enters into arrangements with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The Company had no outstanding foreign currency forward exchange contracts at December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, the Company adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. Specifically it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative (that is unrealized gains or losses) will be recorded as a component of an entity's net income or other comprehensive income, depending upon designation (as defined in the statement). The adoption of SFAS No. 133 was not material to the Company's consolidated financial statements.

     During 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB No. 101 was effective for the Company on October 1, 2000. The adoption of SAB No. 101 was not material to the Company's consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB No. 25. FIN 44 was effective July 1, 2000. The adoption of FIN 44 was not material to the Company's consolidated financial statements.

     During 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. The adoption of EITF No. 00-10 resulted in a reclassification of prior year amounts in order to conform with the current year presentation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See discussion under Item 7, "Inflation and Foreign Currency Fluctuations", for required quantitative and qualitative disclosure about primary exposure to market risk.

     The foreign currency to which the Company has the most significant exchange rate exposure is the British pound. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements listed under Item 14.(a)1. are included in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders, except that the sections in the definitive proxy statement entitled "Board Compensation Committee Report on Executive Compensation" and the "Stock Performance Chart" shall not be deemed incorporated herein by reference to this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14.(a) 1. CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

   (a) 2. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

          Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

14.(a) 3.  EXHIBITS

     The following are either (i) filed herewith as exhibits to this Annual Report or (ii) have been filed as exhibits to filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are incorporated herein by reference as exhibits to this Annual Report on Form 10-K.

                                                                         PAGE
                                                                         ----
 (3)(i)   Restated Articles of Organization as currently in effect
          (filed as Exhibit (3.1) to Amendment No. 1 to Form S-1
          Registration Statement filed with the Commission on October
          5, 1995 [Reg. No. 33-62673] and incorporated herein by
          reference).
 (3)(ii)  By-laws of the Company as currently in effect (filed as
          Exhibit (3)(ii) to Form 10-K for the fiscal year ended
          December 31, 1999 and incorporated herein by reference).
(10)(a)   Agreement with Disney Enterprises, Inc. regarding the
          licensing of Winnie the Pooh characters dated as of November
          16, 1998 (filed as Exhibit (10)(r) to Form 10-Q for the
          quarter ended June 30, 1999 and incorporated herein by
          reference; certain portions of such Agreement are subject to confidential treatment).
(10)(b)   Agreement with Disney Enterprises, Inc. dated as of November
          16, 1998 regarding the licensing of Disney standard
          characters, Disney classic cartoon characters and Disney
          Babies (filed as Exhibit 10(s) to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference;
          certain portions of such Agreement are subject to
          confidential treatment).
(10)(c)   Agreement with the Children's Television Workshop dated July
          1, 1996 regarding the licensing of Sesame Street characters
          (filed as Exhibit (10)(g) to Form 10-K for the year ended
          December 31, 1996 and incorporated herein by reference;
          certain portions of such Agreement are subject to
          confidential treatment).
(10)(d)   Letter Agreement with Children's Television Workshop dated as of July 1, 1999 regarding the renewal of the licensing of
          Sesame Street characters (filed as Exhibit 10(d) to Form
          10-K for the fiscal year ended December 31, 1999 and
          incorporated herein by reference; certain portions of such agreement are subject to confidential treatment).
(10)(m)   Agreement with Disney Enterprises, Inc. dated as of August
          1, 2000 relating to the licensing of Winnie the Pooh, Disney
          Classics and Disney Standard cartoon characters (filed as
          Exhibit 10(w) to Form 10-Q for the quarter ended September
          30, 2000 and incorporated herein by reference; certain
          portions of such Agreement are subject to confidential
          treatment).

  Management Contracts and Compensatory Plans

                                                                         PAGE
                                                                         ----
(10)(e)   The First Years Inc. 1993 Equity Incentive Plan, as amended through May 20, 1999 (filed as Exhibit (10)(t) to Form 10-Q for the quarter ended September 30, 1999 and incorporated
          herein by reference).
(10)(f)   The First Years Inc. 1993 Stock Option Plan for Directors,
          as amended through October 1, 1999 (filed as Exhibit 10(f)
          to Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
(10)(g)   Letter Agreement between The First Years Inc. and Jerome M.
          Karp dated August 8, 1999 (filed as Exhibit 10(v) to Form
          10-Q for the quarter ended September 30, 1999, and
          incorporated herein by reference).
(10)(h)   Employment Agreement between The First Years Inc. and Ronald
          J. Sidman, dated September 30, 1999 (filed as Exhibit 10(u)
          to Form 10-Q for the quarter ended September 30, 1999 and
          incorporated herein by reference).
(10)(i)   The First Years Inc., a Massachusetts Corporation, and
          Affiliates -- 1998 Annual Incentive Plan, effective as of
          January 1, 1998 (filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 1998 and incorporated herein by
          reference).
(10)(j)   Agreement between The First Years Inc. and Wayne Shea dated
          August 12, 1997 (filed as Exhibit (10)(o) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
(10)(k)   Agreement between The First Years Inc. and Bruce Baron dated
          July 10, 1997 (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 and incorporated herein by
          reference).
(10)(l)   Agreement between The First Years Inc. and James N. Turner dated June 15, 1998 (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
(10)(m)   Non-Compete Agreement between The First Years Inc. and
          Richard F. Schaub, Jr. dated August 29, 2000                   IV-20
(10)(n)   Change of Control Agreement between The First Years Inc. and
          Richard F. Schaub, Jr. dated August 29, 2000                   IV-20
(10)(o)   Promissory Note and Agreement between The First Years Inc.
          and Richard F. Schaub, Jr. dated September 28, 2000            IV-20
(10)(p)   Agreement between The First Years Inc. and James A. Connors,
          Jr. dated May 8, 2000.                                         IV-20
------------------------------------------------------------------------------

(21)      List of Subsidiaries of the Registrant.                        IV-20
(23)      Consent of Deloitte & Touche LLP dated March 30, 2001.         IV-20
(99)      Important Factors That May Affect Future Results.              IV-20

14.(b)  REPORT ON FORM 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    THE FIRST YEARS INC.
                                            ------------------------------------
                                                        (Registrant)

                                            By:    /s/ RONALD J. SIDMAN
                                              ----------------------------------
                                              RONALD J. SIDMAN, CHIEF EXECUTIVE
                                                            OFFICER,
                                                   CHAIRMAN OF THE BOARD OF
                                                    DIRECTORS, AND PRESIDENT

                                            Date:  March 29, 2001

                                            By:      /s/ JOHN R. BEALS
                                              ----------------------------------
                                                 JOHN R. BEALS, TREASURER AND
                                                    SENIOR VICE PRESIDENT --
                                               FINANCE(CHIEF FINANCIAL OFFICER
                                                           AND CHIEF
                                                     ACCOUNTING OFFICER)

                                            Date:  March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

                   SIGNATURE                                        TITLE                          DATE
                   ---------                                        -----                          ----
              /s/ RONALD J. SIDMAN                Chief Executive Officer Chairman of the     March 29, 2001
------------------------------------------------  Board of Directors and President
                RONALD J. SIDMAN

               /s/ JEROME M. KARP                 Director                                    March 29, 2001
------------------------------------------------
                 JEROME M. KARP

               /s/ EVELYN SIDMAN                  Director                                    March 29, 2001
------------------------------------------------
                 EVELYN SIDMAN

               /s/ BENJAMIN PELTZ                 Director                                    March 29, 2001
------------------------------------------------
                 BENJAMIN PELTZ

                /s/ FRED T. PAGE                  Director                                    March 29, 2001
------------------------------------------------
                  FRED T. PAGE

             /s/ KENNETH R. SIDMAN                Director                                    March 29, 2001
------------------------------------------------
               KENNETH R. SIDMAN

              /s/ LEWIS M. WESTON                 Director                                    March 29, 2001
------------------------------------------------
                LEWIS M. WESTON

             /s/ WALKER J. WALLACE                Director                                    March 29, 2001
------------------------------------------------
               WALKER J. WALLACE

                              THE FIRST YEARS INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------

Independent Auditors' Report................................  IV-5

Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 2000 and
      1999..................................................  IV-6
     Consolidated Statements of Income for the Years Ended
      December 31, 2000, 1999, and 1998.....................  IV-7
     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 2000, 1999, and 1998.........  IV-8
     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2000, 1999, and 1998...............  IV-9
     Notes to Consolidated Financial Statements.............  IV-10-18

Financial Statement Schedule II-- Valuation and Qualifying
  Accounts for the Years Ended December 31, 2000, 1999, and
  1998......................................................  IV-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The First Years Inc.
Avon, Massachusetts

     We have audited the accompanying consolidated balance sheets of The First Years Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The First Years Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/  DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2001

                              THE FIRST YEARS INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS
Current Assets:
     Cash and cash equivalents (Notes 1 and 8)..............  $21,180,242   $13,400,728
     Accounts receivable (less allowance for doubtful
      accounts of $270,000 in 2000 and 1999) (Note 8).......   19,527,429    21,587,886
     Inventories (Note 1)...................................   18,443,713    20,352,845
     Prepaid expenses and other assets......................      756,357     1,308,974
     Deferred tax asset (Notes 1 and 3).....................    2,069,900     1,675,000
                                                              -----------   -----------
          Total current assets..............................   61,977,641    58,325,433
                                                              -----------   -----------
Property, Plant, and Equipment (Note 1):
     Land...................................................      167,266       167,266
     Building...............................................    5,254,150     5,154,845
     Machinery and molds....................................    7,233,145     7,536,378
     Furniture and equipment................................    6,269,346     4,820,691
                                                              -----------   -----------
          Total.............................................   18,923,907    17,679,180
     Less accumulated depreciation..........................    9,207,168     8,090,757
                                                              -----------   -----------
          Property, plant, and equipment-- net..............    9,716,739     9,588,423
                                                              -----------   -----------
          Total Assets......................................  $71,694,380   $67,913,856
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.......................................  $11,270,519   $10,329,899
     Accrued royalty expense (Note 6).......................      946,623     1,792,475
     Accrued payroll expenses...............................      334,721       113,409
     Accrued selling expenses...............................    3,023,528     3,048,547
                                                              -----------   -----------
          Total current liabilities.........................   15,575,391    15,284,330
                                                              -----------   -----------
Deferred Tax Liability (Notes 1 and 3)......................    1,216,200       927,100
                                                              -----------   -----------
Commitments and Contingencies (Notes 5, 6, and 8)
  Stockholders' Equity (Notes 4, 7, and 9):
Common stock -- authorized, 50,000,000 shares; issued
  10,679,337 and 10,570,329; outstanding, 9,175,765 and
  9,916,235 as of December 31, 2000 and 1999,
  respectively..............................................    1,067,934     1,057,033
Paid-in-capital.............................................    8,714,711     8,052,623
Retained earnings...........................................   60,985,483    52,907,819
Less treasury stock at cost, 1,503,572 and 954,094 shares as of December 31, 2000 and 1999, respectively...............  (15,865,339)  (10,315,049)
                                                              -----------   -----------
          Total stockholders' equity........................   54,902,789    51,702,426
                                                              -----------   -----------
          Total Liabilities and Stockholders' Equity........  $71,694,380   $67,913,856
                                                              ===========   ===========

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Net Sales (Notes 1, 6, 8, and 10)..................  $133,512,200   $136,651,751   $132,716,379
Cost of Products Sold (Notes 1 and 10).............    84,791,616     85,471,577     85,582,344
                                                     ------------   ------------   ------------
Gross Profit.......................................    48,720,584     51,180,174     47,134,035
Selling, General, and Administrative Expenses
  (Notes 1, 7, and 11).............................    34,977,281     36,477,681     34,166,742
                                                     ------------   ------------   ------------
Operating Income...................................    13,743,303     14,702,493     12,967,293
Interest income....................................       743,260        582,640        590,822
                                                     ------------   ------------   ------------
Income Before Income Taxes.........................    14,486,563     15,285,133     13,558,115
Provision for Income Taxes (Notes 1 and 3).........     5,835,600      6,190,500      5,545,300
                                                     ------------   ------------   ------------
Net Income (Note 10)...............................  $  8,650,963   $  9,094,633   $  8,012,815
                                                     ============   ============   ============
Basic Earnings Per Share (Notes 1 and 9)...........         $0.91          $0.89          $0.78
                                                            =====          =====          =====
Diluted Earnings Per Share (Notes 1 and 9).........         $0.90          $0.87          $0.75
                                                            =====          =====          =====

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                         COMMON STOCK
                                    -----------------------    PAID-IN      RETAINED       TREASURY
                                      SHARES     PAR VALUE     CAPITAL      EARNINGS        STOCK
                                    ----------   ----------   ----------   -----------   ------------

Balance, January 1, 1998..........   5,084,591   $  508,800   $6,534,308   $37,047,709   $    (81,813)
  Stock issued under stock option
     plans (Note 7)...............     183,205       18,321      916,510            --             --
  Tax benefit derived from option
     compensation deduction.......          --           --      540,600            --             --
  Dividends paid..................          --           --           --      (621,935)
  Repurchase of 10,576 shares for
     treasury.....................     (10,576)          --           --            --       (227,911)
  Stock split, two-for-one (Note
     4)...........................   5,182,794      519,020     (519,020)           --             --
  Net income......................          --           --           --     8,012,815             --
                                    ----------   ----------   ----------   -----------   ------------

Balance, December 31, 1998........  10,440,014    1,046,141    7,472,398    44,438,589       (309,724)
  Stock issued under stock option
     plans (Note 7)...............     108,921       10,892      457,725            --             --
  Tax benefit derived from option
     compensation deduction.......          --           --      122,500            --             --
  Dividends paid..................          --           --           --      (625,403)            --
  Repurchase of 932,700 shares for
     treasury.....................    (932,700)          --           --            --    (10,005,325)
  Net income......................          --           --           --     9,094,633             --
                                    ----------   ----------   ----------   -----------   ------------

Balance, December 31, 1999........   9,616,235    1,057,033    8,052,623    52,907,819    (10,315,049)
  Stock issued under stock option
     plans (Note 7)...............     109,008       10,901      569,688            --             --
  Tax benefit derived from option
     compensation deduction.......          --           --       42,400            --             --
  Compensation charge related to
     grant of common stock
     option.......................          --           --       50,000            --             --
  Dividends paid..................          --           --           --      (573,299)            --
  Repurchase of 549,478 shares for
     treasury.....................    (549,478)          --           --            --     (5,550,290)
  Net income......................          --           --           --     8,650,963             --
                                    ----------   ----------   ----------   -----------   ------------
Balance, December 31, 2000........   9,175,765   $1,067,934   $8,714,711   $60,985,483   $(15,865,339)
                                    ==========   ==========   ==========   ===========   ============

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                            2000           1999          1998
                                                         -----------   ------------   -----------
Cash Flows from Operating Activities:
  Net income...........................................  $ 8,650,963   $  9,094,633   $ 8,012,815
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation......................................    2,019,279      1,679,252     1,415,525
     Compensation charge related to grant of common
       stock option....................................       50,000             --            --
     Provision for doubtful accounts...................       87,324         78,968       176,034
     Loss on disposal of equipment.....................      415,389      1,232,322       548,469
     Increase (decrease) arising from working capital
       items:
       Accounts receivable.............................    1,973,133     (2,653,727)      773,065
       Inventories.....................................    1,909,132     (1,832,822)    5,852,858
       Prepaid expenses and other assets...............      595,017      1,452,160    (1,683,270)
       Accounts payable................................      940,620        928,933      (762,878)
       Accrued royalty expense.........................     (845,852)      (337,552)       78,306
       Accrued payroll expenses........................      221,312     (1,087,557)       57,903
       Accrued selling expenses........................      (25,019)       (49,685)      711,203
     Change in deferred income taxes...................     (105,800)      (121,700)     (164,100)
                                                         -----------   ------------   -----------
          Net cash provided by operating activities....   15,885,498      8,383,225    15,015,930
                                                         -----------   ------------   -----------
Cash Flows used for Investing Activities:
  Purchase of property, plant, and equipment...........   (2,562,984)    (4,597,283)   (3,021,058)
                                                         -----------   ------------   -----------
Cash Flows from Financing Activities:
  Dividends paid.......................................     (573,299)      (625,403)     (621,935)
  Purchase of treasury stock...........................   (5,550,290)   (10,005,325)     (227,911)
  Common stock issued under stock option plans.........      580,589        468,617       934,831
                                                         -----------   ------------   -----------
          Net cash (used for) provided by financing
            activities.................................   (5,543,000)   (10,162,111)       84,985
                                                         -----------   ------------   -----------
Increase (decrease) in Cash and Cash Equivalents.......    7,779,514     (6,376,169)   12,079,857

Cash and Cash Equivalents, Beginning of Year...........   13,400,728     19,776,897     7,697,040
                                                         -----------   ------------   -----------
Cash and Cash Equivalents, End of Year.................  $21,180,242   $ 13,400,728   $19,776,897
                                                         ===========   ============   ===========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
          Interest.....................................  $         0   $          0   $         0
                                                         ===========   ============   ===========
          Income taxes.................................  $ 4,635,972   $  5,292,295   $ 7,584,400
                                                         ===========   ============   ===========

                See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business -- The First Years Inc., a Massachusetts corporation, (the "Company"), is a developer, marketer, and distributor of basic accessories and related products for infants and toddlers. The Company was founded and incorporated in 1952. Since its inception, the Company has engaged in this single line of business, with one class of similar products. The following is a summary of the Company's significant accounting policies.

     Basis of Reporting -- The consolidated financial statements include the accounts of the Company's wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition -- Revenue is recognized when products are shipped.

     Cash Equivalents -- Highly liquid investments with a maturity of three months or less when purchased have been classified as cash. Such investments are carried at cost, which approximates market value.

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

     Employee Stock-Based Compensation -- The Company uses the intrinsic value-based method of Accounting Principles Board Opinion ("APB") No. 25 and related interpretations, to account for employee stock-based compensation plans.

     Earnings Per Share -- In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." All earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's consolidated financial statements include allowances for doubtful accounts and obsolete inventories and estimates related to the DINP charges (See footnote 10). Actual results could differ from those estimates.

     Research and Development Costs -- Research and development costs are expensed as incurred. During 2000, 1999, and 1998, research and development costs approximated $4,246,000, $3,780,000, and $3,320,000, respectively.

     Foreign Currency Translation -- The Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities of the Company's foreign operations are translated from the respective local currency to the U.S. dollar using year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year. Accordingly, translation adjustments and transaction gains and losses are recognized as income (loss) in the year of occurrence and are recorded as a component of cost of sales.

     Foreign Exchange Contracts -- The Company enters into foreign currency forward exchange contracts to minimize the impact of fluctuations in currency exchange rates on future cash flows emanating from sales denominated in foreign currencies. The Company does not purchase such contracts for trading purposes.

                              THE FIRST YEARS INC.

Gains and losses related to foreign currency forward exchange contracts which qualify as accounting hedges of firm commitments are deferred and recognized as income (loss) when the hedged transaction occurs. Gains and losses related to foreign currency exchange contracts which do not qualify for hedge accounting are marked to market currently and recognized as a foreign currency transaction gain or loss.

     Fair Value of Financial Instruments -- The fair value of the Company's assets and liabilities which constitute financial instruments as defined in SFAS No. 107 approximate their recorded value.

     Reclassifications -- Certain reclassifications were made to prior year amounts in order to conform with the current year presentation.

     Reporting Comprehensive Income -- Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income was equal to net income for the years ended December 31, 2000, 1999, and 1998.

  New Accounting Pronouncements

     On January 1, 2001, the Company adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. Specifically it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative (that is unrealized gains or losses) will be recorded as a component of an entity's net income or other comprehensive income, depending upon designation (as defined in the statement). The adoption of SFAS No. 133 was not material to the Company's consolidated financial statements.

     During 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB No. 101 was effective for the Company on October 1, 2000. The adoption of SAB No. 101 was not material to the Company's consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB No. 25. FIN 44 was effective July 1, 2000. The adoption of FIN 44 was not material to the Company's consolidated financial statements.

     During 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. The adoption of EITF No. 00-10 resulted in a reclassification of prior year amounts in order to conform with the current year presentation.

2.  DEBT

     During 2000 and 1999, the Company had available an unsecured line of credit totaling $10,000,000 with a bank. The line is subject to annual renewal and requires no compensating balances. The line bears interest at the prime rate or the LIBOR rate plus 1.75%. No short-term borrowings were incurred by the Company during 2000 or 1999. As of December 31, 2000 and 1999, no balance was outstanding. The line of credit will expire in October 2001.

                              THE FIRST YEARS INC.

3.  INCOME TAXES

     Components of the Company's net deferred tax asset at December 31 are as follows:

                                                               2000         1999
                                                            ----------   ----------
Deferred tax assets:
  Expenses not currently deductible.......................  $  547,900   $  417,800
  Capitalized packaging costs not currently deductible....     828,800      643,900
  Capitalized inventory costs not currently deductible....     545,000      519,800
  Other...................................................     148,200       93,500
                                                            ----------   ----------
                                                             2,069,900    1,675,000

Deferred tax liabilities:
  Excess tax depreciation over financial reporting
     depreciation.........................................   1,216,200      927,100
                                                            ----------   ----------
Net deferred tax asset....................................  $  853,700   $  747,900
                                                            ==========   ==========

     There was no valuation allowance for the years ended December 31, 2000, 1999, and 1998.

     The provision for income taxes consists of the following:

                                                    2000         1999         1998
                                                 ----------   ----------   ----------
Federal:
  Current......................................  $4,559,600   $4,985,600   $4,318,600
  Deferred.....................................    (105,800)    (121,700)    (164,100)
                                                 ----------   ----------   ----------
          Total federal........................   4,453,800    4,863,900    4,154,500
State..........................................   1,381,800    1,326,600    1,390,800
                                                 ----------   ----------   ----------
Provision for income taxes.....................  $5,835,600   $6,190,500   $5,545,300
                                                 ==========   ==========   ==========

     A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                                             2000    1999    1998
                                                             ----    ----    ----
Statutory rate.............................................  35.0%   35.0%   35.0%
State income taxes, net of federal income tax benefit......   6.1     5.9     6.5
Other......................................................  (0.8)   (0.4)   (0.6)
                                                             ----    ----    ----
Effective tax rate.........................................  40.3%   40.5%   40.9%
                                                             ====    ====    ====

4.  COMMON STOCK

     In May 1998, the Company's Board of Directors declared a two-for-one split of the Company's common stock. The 1998 stock split, effected in the form of a stock dividend, was distributed on June 29, 1998 (to stockholders of record on May 29, 1998). Earnings per share amounts shown in the accompanying financial statements have been retroactively adjusted to reflect the 1998 stock split.

5.  COMMITMENTS AND CONTINGENCIES

     Forward Exchange Contracts -- In 1999, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts

                              THE FIRST YEARS INC.

expire within one year. The Company's future commitment under these contracts approximated $3,817,000 as of December 31, 1999. The Company had no foreign currency forward exchange contracts as of December 31, 2000.

     Other Commitments -- At December 31, 2000 and 1999, letters of credit outstanding aggregated approximately $33,000.

     During 1999, the Company entered into an employment agreement with an executive officer which provides for annual base salary of $364,000 through September 30, 2004, subject to any increases approved from time to time at the discretion of the Compensation Committee of the Board of Directors. In the event of termination, the agreement provides for certain payments depending on the nature of the termination.

     The Company enters into employment agreements with certain other executive officers. The various agreements provide for payments related to change of control events, agreements not to compete with the Company, and severance payments depending on the nature of the executive's termination.

     Contingencies -- The Company is involved in legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of these proceedings will not have a material adverse impact on the Company's financial condition or operating results.

6.  ROYALTIES

     During the past several years, the Company entered into various agreements which provide for the payment of royalties on sales of certain character and patent licensed products. The agreements have terms ranging from one to fifteen years and require minimum royalty payments of $4,998,000 and $10,127,000 for agreements signed during 2000 and 1999, respectively. At December 31, 2000 and 1999 future outstanding minimum royalty commitments under all agreements amounted to $3,871,000 and $6,057,000, respectively. Royalty expense aggregated $6,387,000, $7,909,000, and $8,311,000 in 2000, 1999, and 1998, respectively.

7.  BENEFIT PLANS

     Defined Contribution Plans -- The Company has a defined contribution trusteed benefit plan covering eligible employees, requiring annual contributions based upon certain percentages of salaries of employees. The Company's policy is to fund pension expense as accrued. Pension expense aggregated $551,000, $599,000, and $566,000 in 2000, 1999, and 1998,
respectively. The Company sponsors a 401(k) defined contribution plan covering substantially all Company employees pursuant to which the Company is obligated to match, up to specified amounts, employee contributions. Company contributions to this plan were not material for the periods presented.

     Stock Option Plans -- In May 1993, the Company's stockholders approved the adoption of The First Years Inc. 1993 Equity Incentive Plan and The First Years Inc. 1993 Stock Option Plan for Non-employee Directors (collectively, the "Option Plans") which cover employees and non-employee directors of the Company, respectively. The Board has reserved 2,980,000 shares for issuance under the Option Plans (all share amounts adjusted to reflect the two-for-one stock split effected on June 29, 1998). The exercise price for the incentive stock options granted under the Option Plans may not be less than the fair market value of the common stock at the date of grant, 110% of fair market value in the case of options granted to a 10% stockholder.

     In 2000, a director of the Company received an option to purchase 12,435 shares of the Company's Common Stock at an exercise price of $7.625 per share as compensation for consulting services. The Company recorded a charge to operations of $50,000 in 2000 for the compensation expense related to the stock option grant.

                              THE FIRST YEARS INC.

     Under the Option Plans, employees of the Company may purchase stock on the exercise of their options through the delivery of existing shares of the Company's common stock. The shares delivered to the Company by the employee must have been outstanding for at least six months. The Company did not acquire any shares for the year ended December 31, 2000 and acquired 8,400 shares of its common stock for the year ended December 31, 1999 through the exercise of employee stock options.

     Options granted must be exercised within the period prescribed by the Compensation Committee; the options vest in accordance with the vesting provisions prescribed at the time of grant.

     A summary of activity (all years adjusted to reflect the two-for-one stock split effected on June 29, 1998) of stock options granted under the Option Plans is as follows:

                                                              WEIGHTED
                                                               AVERAGE
                                                              EXERCISE                  NUMBER OF
                                                                PRICE      NUMBER OF     OPTIONS
                                                                 PER        OPTIONS     AVAILABLE
                                                                SHARE     OUTSTANDING   FOR GRANT
                                                              ---------   -----------   ---------
January 1, 1998.............................................   $ 5.16        735,066      261,974
  Authorized................................................                      --    1,340,000
  Granted...................................................    14.51        258,029     (258,029)
  Canceled..................................................     9.96        (13,131)      13,131
  Exercised.................................................     3.27       (285,408)          --
                                                                           ---------    ---------

December 31, 1998...........................................     9.30        694,556    1,357,076
  Granted...................................................    14.24        244,896     (244,896)
  Canceled..................................................    12.97        (45,909)      45,909
  Exercised.................................................     4.30       (108,921)          --
  Expired...................................................    11.44        (18,000)          --
                                                                           ---------    ---------

December 31, 1999...........................................    11.27        766,622    1,158,089
  Granted...................................................     7.83        477,971     (477,971)
  Canceled..................................................     9.73        (80,846)      80,846
  Exercised.................................................     5.33       (109,008)          --
                                                                           ---------    ---------

December 31, 2000...........................................   $10.43      1,054,739      760,964
                                                                           =========    =========
  Exercisable at December 31, 1998..........................   $ 5.88        341,902
  Exercisable at December 31, 1999..........................   $ 9.46        428,615
  Exercisable at December 31, 2000..........................   $11.49        532,601

     The grant date fair value for options granted in 2000, 1999, and 1998 was $4.74, $8.24, and $7.43, respectively.

                              THE FIRST YEARS INC.

     The following table sets forth information regarding stock options outstanding at December 31, 2000 under the Stock Option Plans as described above:

                                                                                      WEIGHTED
                                                                     NUMBER            AVERAGE
  NUMBER                            WEIGHTED      WEIGHTED         CURRENTLY          EXERCISE
OF OPTIONS         RANGE OF         AVERAGE        AVERAGE        EXERCISABLE         PRICE FOR
OUTSTANDING        EXERCISE         EXERCISE      REMAINING            AT              OPTIONS
AT 12/31/00         PRICES           PRICE          LIFE            12/31/00         EXERCISABLE
-----------      -------------      --------      ---------      --------------      -----------
     12,000           $2.75 --       $ 2.78         2.92             12,000            $ 2.78
                         $4.13
     41,824       4.13 -- 6.19         5.10         3.10             41,824              5.10
    508,050       6.19 -- 9.28         7.75         8.58            124,354              7.91
    354,919      9.28 -- 13.92        13.24         7.90            237,786             13.00
    137,946           13.92 --        15.39         8.13            116,637             15.44
                         20.88
-----------                          ------         ----            -------            ------
  1,054,739                          $10.43         8.01            532,601            $11.49
===========                          ======         ====            =======            ======

PRO FORMA DISCLOSURES

     As described in Note 1, the Company applies the intrinsic value method of APB No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 2000, 1999, and 1998 would have been as follows:

                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Net income.........................................  $6,976,525   $7,597,937   $7,233,876
Basic earnings per share...........................       $0.73        $0.74        $0.70
Diluted earnings per share.........................       $0.73        $0.73        $0.68

     For purposes of the pro forma disclosures, the fair value of the options granted under the Company's stock option plans during 2000, 1999, and 1998 was estimated on the date of grant using the Binomial option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                     2000          1999          1998
                                                  ----------    ----------    ----------
Risk free interest rate.........................       6.35%         5.09%         5.49%
Expected life of option grants..................  7.65 years    8.47 years    7.85 years
Expected volatility of underlying stock.........      45.50%        44.82%        38.40%
Expected dividend payment rate..................       0.85%         0.85%         0.85%

     The pro forma disclosures include the effects of options granted in 2000, 1999, 1998, and 1997.

8.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and forward foreign currency exchange contracts (see Note 5). The Company's cash equivalents consist of money market funds placed with major banks and financial institutions. The Company's trade receivables principally include amounts due from retailers who are geographically dispersed. The Company's three largest customers accounted for 60% and 62% of the trade receivables outstanding at December 31, 2000 and 1999, respectively. The Company routinely assesses the financial strength of its customers and purchases credit insurance to limit its potential exposure to trade receivable credit risks. The Company routinely assesses the financial strength of

                              THE FIRST YEARS INC.

the bank which is the counterparty to the forward exchange contracts. As of December 31, 2000, management believes it had no significant exposure to credit risks.

     Major Customers and Export Sales -- The Company derived 10% or more of its gross sales from its three largest customers. The Company's largest customer accounted for sales of $34,361,000, $40,600,000, and $42,622,000 in 2000, 1999,
and 1998, respectively. The Company's second largest customer accounted for sales of $27,942,000, $26,688,000, and $24,413,000 in 2000, 1999, and 1998,
respectively. The Company's third largest customer accounted for sales of $18,940,000, $20,026,000, and $15,706,000 in 2000, 1999, and 1998. No other customer accounted for 10% or more of the Company's sales. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $14,958,000, $14,459,000, and $16,735,000 in 2000, 1999, and 1998,
respectively.

     Reliance on Licensed Products -- The Company derives a significant portion of its net sales from products under license. Net sales of products licensed under our most significant licensing agreement amount to $38,578,000, $46,681,000 and $56,257,000 or 29%, 34%, and 42% of the Company's total net sales for the years ended December 31, 2000, 1999, and 1998, respectively. This licensing agreement was renewed in 2000 and will expire at the end of 2002.

     Reliance on Foreign Manufacturers -- The Company does not own or operate its own manufacturing facilities. In 2000, 1999, and 1998, the Company derived approximately 69%, 54%, and 65%, respectively, of its sales from products manufactured by others in the Far East, primarily in China. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely, depending on the particular product.

9.  COMPUTATION OF EARNINGS PER SHARE

     Computation of the earnings per share ("EPS") in accordance with SFAS No. 128 is as follows:

                                                          2000          1999           1998
                                                       ----------    -----------    -----------
Average shares outstanding...........................   9,500,726     10,226,470     10,338,857
Effect of dilutive shares............................     119,202        175,827        330,646
                                                       ----------    -----------    -----------
Average diluted shares outstanding...................   9,619,928     10,402,297     10,669,503
                                                       ==========    ===========    ===========
Net income...........................................  $8,650,963    $ 9,094,633    $ 8,012,815
                                                       ==========    ===========    ===========
Basic earnings per share.............................       $0.91          $0.89          $0.78
                                                            =====          =====          =====
Diluted earnings per share...........................       $0.90          $0.87          $0.75
                                                            =====          =====          =====

     As of December 31, 2000, options to purchase 498,865 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2007 to 2010, had exercise prices ranging from $9 5/8 to $17 per share. The options were still outstanding at the end of 2000.

     As of December 31, 1999, options to purchase 518,840 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2002 to 2009, had exercise prices ranging from $8 3/4 to $17 3/4 per share. The options were still outstanding at the end of 1999.

     As of December 31, 1998, options to purchase 130,254 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2003 to 2008, had exercise prices ranging from $15 to $17 3/4 per share. The options were still outstanding at the end of 1998.

                              THE FIRST YEARS INC.

10.  DIISONONYL PHTHALATE MATTER

     During the fourth quarter of 1998, the Company recorded a charge relating to sales returns and the write-off of inventory of certain products containing diisononyl phthalate ("DINP"), a plastic softener. Although the results of a study on DINP conducted by the U.S. Consumer Product Safety Commission resulted in the Commission not recommending a ban on products containing DINP, some retailers decided to return certain products containing this material. Net sales for the year ended December 31, 1998 reflect a charge of $3,000,000 related to the sales returns of certain DINP products. Cost of sales for the year ended December 31, 1998 reflect a charge of $1,100,000 related to the write-off of inventory of certain products containing DINP. Net income for the year ended December 31, 1998 reflects a total after-tax charge of $2,400,000 related to the DINP matter.

     During the third quarter of 1999, the Company increased net sales by $384,000 and cost of sales were decreased by $629,000 due to the lower than expected sales returns and inventory writeoffs of certain products containing DINP for which a charge was previously recorded in the fourth quarter of 1998. Net income for the year ended December 31, 1999 reflects the total after-tax increase of $603,000 related to the DINP matter.

11.  LEGAL SETTLEMENT

     On February 11, 1999, Mark A. Freeman and Timothy K. Stringer brought a civil action against the Company in the United States District Court for the District of Kansas, Civil Action No. 99 2058 KHV. The complaint in the civil action alleged that the Company's TumbleMates(R) valved drinking cups infringed U.S. Patent 5,186,347. In 1999, although the Company vigorously defended the action, it negotiated a settlement of $1,450,000 to remove any uncertainties of a trial and to avoid future legal costs. The settlement reflects no wrongdoing on the part of the Company and allows the Company to continue to sell the valved drinking cups without restriction. The expense has been recorded as part of the selling, general, and administrative costs in the consolidated financial statements.

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

     The Company has identified one operating segment as it engages in a single line of business of developing and marketing one class of similar products for infants and toddlers distributed through the same channels. The Company's product line consists of three categories, Feeding & Soothing, Play & Discover, and Care & Safety. Net sales for the year ended December 31, 2000 from each of these products categories amounted to $55,701,000, $30,432,000, and $47,379,000, respectively. Net sales for the year ended December 31, 1999 for each category amounted to $60,525,000, $30,500,000, and 45,635,000, respectively.

     The Company has $1,341,882 of molds located in various foreign countries which are considered long-lived assets under SFAS No. 131.

     See footnote 8 for discussion of major customers, export sales, and licensed product sales.

                              THE FIRST YEARS INC.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended December 31, 2000 and 1999 is as follows:

                                                                                    BASIC      DILUTED
                                             NET          GROSS         NET       EARNINGS    EARNINGS
           CALENDAR QUARTER                 SALES      PROFIT (1)      INCOME     PER SHARE   PER SHARE
           ----------------              -----------   -----------   ----------   ---------   ---------

2000
  First................................  $36,762,253   $13,400,792   $3,011,533     $0.31       $0.31
  Second...............................   34,260,931    12,379,942    2,294,580      0.24        0.24
  Third................................   32,237,407    11,597,282    1,840,174      0.19        0.19
  Fourth...............................   30,251,609    11,342,568    1,504,676      0.16        0.16

1999
  First................................   35,246,190    13,329,978    2,968,331      0.28        0.28
  Second...............................   36,553,805    13,269,672    2,649,001      0.25        0.25
  Third................................   31,794,094    12,700,370    2,438,792      0.24        0.24
  Fourth...............................   33,057,662    11,880,154    1,038,509      0.11        0.10

    Basic and diluted earnings per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

---------------

(1)  Quarterly amounts adjusted to reflect certain reclassifications.

                                  * * * * * *

                                                                     SCHEDULE II

                              THE FIRST YEARS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                            ADDITIONS
                                               BALANCE,      CHARGED
                                              BEGINNING    TO COSTS AND                     BALANCE
                DESCRIPTION                    OF YEAR       EXPENSES      DEDUCTIONS     END OF YEAR
                -----------                   ----------   ------------   ------------    -----------
Valuations Accounts Deducted from Assets to
  which they Apply--
     Allowance for doubtful accounts:
          2000..............................  $  270,000    $   87,324    $     87,324(1) $  270,000
                                              ==========    ==========    ============    ==========
          1999..............................  $  270,000    $   78,967    $     78,967(1) $  270,000
                                              ==========    ==========    ============    ==========
          1998..............................  $  185,000    $  261,034    $    176,034(1) $  270,000
                                              ==========    ==========    ============    ==========

     Allowance for obsolete inventory:
          2000..............................  $  390,000    $        0    $     90,000    $  300,000
                                              ==========    ==========    ============    ==========
          1999..............................  $  250,000    $  140,000    $          0    $  390,000
                                              ==========    ==========    ============    ==========
          1998..............................  $  250,000    $        0    $          0    $  250,000
                                              ==========    ==========    ============    ==========

     Allowance for Diisononyl Phthalate
       product returns:
          1999..............................  $2,874,000    $        0    $  2,874,000(2) $        0
                                              ==========    ==========    ============    ==========
          1998..............................  $        0    $3,000,000    $    126,000    $2,874,000
                                              ==========    ==========    ============    ==========

---------------

(1) Net accounts written off.

(2) Represents actual returns of $2,490,000 and a $384,000 reversal of allowance due to lower than expected sales returns related to the DINP matter.

                              THE FIRST YEARS INC.

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

(10)(m)    Non-Compete Agreement between The First Years Inc. and
           Richard F. Schaub, Jr. dated August 29, 2000.

(10)(n)    Change of Control Agreement between The First Years Inc. and
           Richard F. Schaub, Jr. dated August 29, 2000.

(10)(o)    Promissory Note and Agreement between The First Years Inc.
           and Richard F. Schaub, Jr. dated September 28, 2000.

(10)(p)    Agreement between The First Years Inc. and James A. Connors,
           Jr. dated May 8, 2000.

21         List of Subsidiaries of the Registrant.

23         Consent of Deloitte & Touche LLP dated March 30, 2001.

99         Important Factors That May Affect Future Results.