Form 10-Q
period 2001-06-30
FIRST YEARS INC
filed 2001-08-14
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly report under section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended        June 30, 2001
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

YES _X_. NO ___.

The number of shares of registrant's common stock outstanding on July 31, 2001 was 9,181,152.

                              THE FIRST YEARS INC.


                                      INDEX
                                      -----


                                                                             Page
PART I - FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets                                        1

Condensed Consolidated Statements of Income                                  2

Condensed Consolidated Statements of Cash Flows                              3

Notes to Condensed Consolidated Financial Statements                         4 - 7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                        8 - 12

Quantitative and Qualitative Disclosure about
  Market Risk                                                                12

PART II - OTHER INFORMATION

Other Information                                                            13 - 14

SIGNATURES                                                                   15

EXHIBIT INDEX                                                                16

                              THE FIRST YEARS INC.

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                      June 30,             December 31,
                                                                        2001                   2000
                                                                    -----------            ------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 16,587,601           $ 21,180,242
  Accounts receivable, net                                            21,883,691             19,527,429
  Inventories                                                         20,807,000             18,443,713
  Prepaid expenses and other assets                                    1,038,876                756,357
  Deferred tax assets                                                  2,069,900              2,069,900
                                                                    ------------           ------------
         Total current assets                                         62,387,068             61,977,641
                                                                    ------------           ------------

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                   167,266                167,266
  Building                                                             5,347,542              5,254,150
  Machinery and molds                                                  7,448,701              7,233,145
  Furniture and equipment                                              6,932,297              6,269,346
                                                                    ------------           ------------
         Total                                                        19,895,806             18,923,907
  Less accumulated depreciation                                        9,971,049              9,207,168
                                                                    ------------           ------------
         Property, plant, and equipment - net                          9,924,757              9,716,739
                                                                    ------------           ------------

TOTAL ASSETS                                                        $ 72,311,825           $ 71,694,380
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $ 10,571,634           $ 11,605,240
  Accrued royalty expenses                                               681,507                946,623
  Accrued selling expenses                                             1,716,207              3,023,528
                                                                    ------------           ------------
         Total current liabilities                                    12,969,348             15,575,391
                                                                    ------------           ------------

DEFERRED TAX LIABILITY                                                 1,216,200              1,216,200
                                                                    ------------           ------------

STOCKHOLDERS' EQUITY:
  Common stock                                                         1,072,730              1,067,934
  Paid-in-capital                                                      9,036,582              8,714,711
  Retained earnings                                                   64,308,011             60,985,483
   Less treasury stock at cost, 1,547,739
   and 1,503,572 shares as of June 30,
   2001 and December 31, 2000, respectively                          (16,291,046)           (15,865,339)
                                                                    ------------           ------------
                  Total stockholders' equity                          58,126,277             54,902,789
                                                                    ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 72,311,825           $ 71,694,380
                                                                    ============           ============


     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                           Three Months Ended                         Six Months Ended
                                                June 30,                                   June 30,
                                       2001                 2000                 2001                 2000
                                    -----------          -----------          -----------          -----------
NET SALES                           $33,508,669          $34,260,931          $67,293,809          $71,023,184

COST OF PRODUCTS SOLD                21,542,353           22,125,497           42,804,282           45,763,543
                                    -----------          -----------          -----------          -----------

GROSS PROFIT                         11,966,316           12,135,434           24,489,527           25,259,641

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             9,602,861            8,457,194           18,286,509           16,712,438
                                    -----------          -----------          -----------          -----------

OPERATING INCOME                      2,363,455            3,678,240            6,203,018            8,547,203
OTHER INCOME:

  Interest Income                       172,725              146,040              361,876              296,310
                                    -----------          -----------          -----------          -----------

INCOME BEFORE INCOME TAXES            2,536,180            3,824,280            6,564,894            8,843,513

PROVISION FOR INCOME TAXES            1,039,800            1,529,700            2,691,600            3,537,400
                                    -----------          -----------          -----------          -----------

NET INCOME                          $ 1,496,380          $ 2,294,580          $ 3,873,294          $ 5,306,113
                                    ===========          ===========          ===========          ===========

BASIC EARNINGS PER SHARE            $      0.16          $      0.24          $      0.42          $      0.55
                                    ===========          ===========          ===========          ===========

DILUTED EARNINGS PER SHARE          $      0.16          $      0.24          $      0.42          $      0.55
                                    ===========          ===========          ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

             Condensed Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                       2001                    2000
                                                                                   ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  3,873,294           $  5,306,113
  Adjustments to reconcile net income to net cash provided by operations:
         Depreciation                                                                 1,078,898              1,047,664
         Provision for doubtful accounts                                                 11,684                 43,865
         Loss on disposal of equipment                                                  231,296                181,308
  Increase (decrease) arising from working capital items:
         Accounts receivable                                                         (2,367,946)            (4,411,162)
         Inventories                                                                 (2,363,287)             2,286,945
         Prepaid expenses and other expenses                                           (258,819)               118,158
         Accounts payable and accrued expenses                                       (1,033,606)              (352,227)
         Accrued royalties                                                             (265,116)              (538,161)
         Accrued selling expense                                                     (1,307,321)              (400,187)
         Deferred income taxes                                                                0                (71,000)
                                                                                   ------------           ------------
             Net cash (used for) provided by
             operating activities                                                    (2,400,923)             3,211,316
                                                                                   ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Expenditures for property, plant, and
          equipment                                                                  (1,518,212)            (1,285,239)
                                                                                   ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash dividend                                                                 (550,766)              (580,343)
         Common stock issued under stock option
          plans                                                                         170,460                491,809
         Purchase of treasury stock                                                    (293,200)            (1,539,595)
                                                                                   ------------           ------------

             Net cash used for financing activities                                    (673,506)            (1,628,129)
                                                                                   ------------           ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (4,592,641)               297,948
                                                                                   ------------           ------------


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       21,180,242             13,400,728
                                                                                   ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 16,587,601           $ 13,698,676
                                                                                   ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for:
                  Income taxes                                                     $  3,306,000           $  2,037,000
                                                                                   ============           ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
       Treasury stock transactions                                                 $    132,507           $          0
                                                                                   ============           ============


     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Amounts in the accompanying balance sheet as of December 31, 2000 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the periods ended June 30, 2001 and 2000. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. The Company has 50,000,000 authorized shares of $.10 par value common stock with 10,727,299 and 10,679,337 issued and 9,179,560 and 9,175,765 shares outstanding as of June 30, 2001 and December 31, 2000, respectively.

     On May 3, 2001 the Board of Directors authorized a $0.06 per share annual cash dividend which was paid on June 15, 2001 to holders of record at the close of business on May 30, 2001.

     During the first six months of 2001, the Company purchased 30,400 shares of the Company's common stock on the open market. The cost of the shares amounted to $293,200 and are currently being held as treasury shares.

3. Computation of the Earnings Per Share ("EPS") in accordance with SFAS No. 128 is as follows:

                                                           Three Months Ended
                                                                June 30,
                                                        2001                2000
                                                     ----------           ---------

WEIGHTED AVERAGE SHARES OUTSTANDING                   9,178,832           9,603,162

EFFECT OF DILUTIVE SHARES                               177,569             118,197
                                                     ----------          ----------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING           9,356,401           9,721,359
                                                     ==========          ==========

NET INCOME                                           $1,496,380          $2,294,580
                                                     ==========          ==========

BASIC EARNINGS PER SHARE                             $     0.16          $     0.24
                                                     ==========          ==========

DILUTED EARNINGS PER SHARE                           $     0.16          $     0.24
                                                     ==========          ==========

                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)

3.   Cont.

                                                            Six Months Ended
                                                                June 30,
                                                        2001                2000
                                                     ----------          ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                   9,184,908           9,612,185

EFFECT OF DILUTIVE SHARES                               131,991             101,283
                                                     ----------          ----------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING           9,316,899           9,713,468
                                                     ==========          ==========

NET INCOME                                           $3,873,294          $5,306,113
                                                     ==========          ==========

BASIC EARNINGS PER SHARE                             $     0.42          $     0.55
                                                     ==========          ==========

DILUTED EARNINGS PER SHARE                           $     0.42          $     0.55
                                                     ==========          ==========

     As of June 30, 2001 options to purchase 438,990 shares of common stock were not included in the computations of diluted EPS because the options' exercise price was greater than the average price of the Company's common stock. The options, which expire in 2007 to 2009, had exercise prices ranging from $13.50 to $17.00 per share.

     As of June 30, 2000, options to purchase 510,924 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the Company's common shares. The options, which expire in 2002 to 2010 had exercise prices ranging from $9.625 to $17.75 per share.

4. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

5. During the first six months of 2001 and 2000, the Company did not borrow against its $10,000,000 unsecured line of credit established with a bank.

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

                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)


     defined in the statement). The adoption of SFAS No. 133 was not material to the Company's consolidated financial statements.

     During 2000, the Emerging Issues Task Force (EITF) issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EIFT No. 00-10 addresses the statements of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. The adoption of EITF No. 00-10 resulted in a reclassification of $2,091,662 and $3,924,154 of shipping and handling costs for the three and six-month periods ended June 30, 2000, respectively from selling, general and administrative expenses to cost of products sold to conform with the current year presentation.

     In May of 2000 the EITF reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." The consensus in EITF No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, consumer coupons, rebates and free products. The consensus requires, amongst other things, certain refunds or rebates of the selling price of a product be classified as a reduction of revenue, versus a selling, general and administrative expense.

     In April of 2001 the EITF reached consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." The consensus in EITF No. 00-25 addresses the income statement classification of "slotting fees", cooperative advertising arrangements and "buydowns". The consensus requires these customer promotional payments to be classified as a reduction of revenue, versus a selling, general and administrative expense.

     The Company is required to adopt the consensus in both EITF Issue No. 00-14 and 00-25 no later than the first quarter of fiscal year 2002. The implementation of these Issues will results in a reduction to net sales and a corresponding reduction to selling, general and administrative expenses in the consolidated statement of income. However, the implementation of these Issues will not affect net income.

                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)


     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), "Business Combinations", which eliminated the pooling method of accounting effective June 30, 2001, and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be adopted in fiscal 2002. The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

7. The Company derives sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first six months of 2001 and 2000, products sold under The First Years brand amounted to $45,000,000 and $46,415,000, respectively, while net sales derived from license and specialty products amounted to $22,271,000 and $24,391,000 in the first six months of 2001 and 2000, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $7,524,000 and $7,778,000 during the first six months of 2001 and 2000, respectively.

                              The First Years Inc.

Part I, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, are confident, estimate and similar expressions which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include, but are not limited to, growth in sales of The First Years brand products, the success of new Disney character products, continued success of market research identifying new product opportunities, successful introduction of new products, continued product innovation, the success of new enhancements to the Company's brand image, growth in international sales, ability to attract and retain key personnel and growth in sales and earnings. Information with respect to risk factors is contained in
Exhibit 99 to the Company's most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not intend to update any of the forward looking statements after the date of this Report to conform these statements to actual results or changes in our expectations, except as required by law.

A. Results of Operations -- Second Quarter of 2001 Compared with Second Quarter of 2000

Net income for the second quarter of 2001 was $1.5 million or $.16 per share, compared with $2.3 million or $.24 per share in 2000. Net sales for the second quarter of 2001 were $33.5 million, compared with $34.3 million in the comparable period in 2000. The decrease in net sales was due primarily to declines in licensed and specialty product sales, offset by slight increases in The First Years brand sales. Overall, second quarter 2001 sales were effected by continued softness in U.S. retail markets.

Cost of products sold for the second quarter of 2001 was $21.5 million, a decrease of $.6 million from the comparable period in 2000, principally due to reduced sales. As a percentage of sales, cost of products sold for the second quarter of 2001 remained consistent with the comparable period of 2000 at 64%.

                              The First Years Inc.

Part I, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)


Selling, general, and administrative expenses for the second quarter of 2001 were $9.6 million, an increase of $1.1 million from the comparable period in 2000. The increase is primarily attributable to higher payroll and payroll-related costs and increased product development costs associated with increased product development efforts. As a percentage of net sales, selling, general, and administrative expenses for the second quarter of 2001 increased to 29% from 25% in the comparable period of 2000.

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its anticipated effective income tax rate.

B. Results of Operations -- First Half of 2001 Compared with First Half of 2000

Net income for the first six months of 2001 was $3.9 million or $.42 per share, compared with $5.3 million or $.55 per share for the comparable period last year. Net sales for the first six months of 2001 were $67.3 million, down from sales of $71.0 million for the comparable period last year. The decrease was primarily due to a decline in the sale of licensed, specialty, and The First Years brand products over the corresponding six month period of 2000. This decline is primarily attributable to general retail cautiousness, timing of product shipments, and inventory cutbacks by several major customer accounts.

Cost of products sold for the first six months of 2001 was $42.8 million, a decrease of $3.0 million, (or 7%), as compared to $45.8 million for the comparable period last year. This decrease is due principally to product mix and reduced sales. As a percentage of sales, cost of products sold for the first six months of 2001 remained consistent with the comparable period of 2000 at 64%.

Selling, general, and administrative expenses for the first six months of 2001 were $18.3 million, an increase of $1.6 million or 10%, as compared to $16.7 million for the comparable period of 2000. The increase is due primarily to higher payroll and payroll-related costs and increased product development costs associated with increased product development efforts. As a percentage of net sales, selling, general, and administrative expenses for the first six months of 2001 increased to 27% from 24% in the comparable period of 2000.

                              The First Years Inc.


Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)


In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its anticipated effective income tax rate.

C. Financial Condition

With respect to the Condensed Consolidated Balance Sheet, consolidated assets of $72.3 million at June 30, 2001 were $.6 million higher than at December 31, 2000. The increase was primarily attributable to increases in receivables and inventories, offset by cash decreases. The increase in receivables of $2.4 million is due to higher sales volume in the second quarter of 2001 compared with the final quarter of 2000. Inventories increased by $2.4 million due to normal business fluctuations during the first six months of 2001. Cash decreased by $4.6 million to $16.6 million at June 30, 2001 primarily due to the increase in accounts receivable and inventories, which was partially offset by profitable operations. Consolidated liabilities of $14.2 million at June 30, 2001 were $2.4 million lower than liabilities at December 31, 2000, due principally to payments made during the first six months of 2001 associated with selling expense accruals and other accounts payable items.

Net working capital, defined as current assets less current liabilities, increased by $3.0 million in the first six months of 2001 to $49.4 million at June 30, 2001 from $46.4 million at December 31, 2000 primarily due to profitable operations.

An unsecured bank line of credit of $10.0 million is subject to annual renewal. Amounts outstanding under this line are payable upon demand by the bank. During the first six months of 2001 and 2000, the Company incurred no borrowings under the line and had no balances outstanding as of June 30, 2001 and 2000, respectively. The Company did not incur any other short-term borrowings during the first six months of 2001 and 2000.

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

During 2000, the Emerging Issues Task Force (EITF) issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EIFT No. 00-10 addresses the statements of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. The adoption of EITF No. 00-10 resulted in a reclassification of $2,091,662 and $3,924,154 of shipping and handling costs for the three and six-month periods ended June 30, 2000, respectively from selling, general and administrative expenses to cost of products sold to conform with the current year presentation.

In May of 2000 the EITF reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." The consensus in EITF No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, consumer coupons, rebates and free products. The consensus requires, amongst other things, certain refunds or rebates of the selling price of a product be classified as a reduction of revenue, versus a selling, general and administrative expense.

In April of 2001 the EITF reached consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." The consensus in EITF No. 00-25 addresses the income statement classification of "slotting fees", cooperative advertising arrangements and "buydowns". The consensus requires these customer promotional payments to be classified as a reduction of revenue, versus a selling, general and administrative expense.

                              The First Years Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)


The Company is required to adopt the consensus in both EITF Issue No. 00-14 and 00-25 no later than the first quarter of fiscal year 2002. The implementation of these Issues will results in a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statement of income. However, the implementation of these Issues will not affect net income.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), "Business Combinations", which eliminated the pooling method of accounting effective June 30, 2001, and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be adopted in fiscal 2002. The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.


Part I, Item 3.

Quantitative and Qualitative Disclosure about Market Risk

     At June 30, 2001, the Company held foreign currency forward contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts totaled approximately $2,070,000 and the fair market value of the contracts approximated their predetermined rates included therein.

     Also see the Company's disclosure regarding Market Risk in Item 7A of its Annual Report on Form 10K for the fiscal year ended December 31, 2000, as filed with the SEC.

                              THE FIRST YEARS INC.

                           PART II - OTHER INFORMATION


Item 1: Legal Proceedings

               Not Applicable

Item 2: Changes in Securities and Use of Proceeds

               Not Applicable

Item 3: Defaults Upon Senior Securities

               Not Applicable

Item 4: Submission of Matters to a Vote of Security holders.

          (a) An Annual Meeting of the Stockholders of The First Years Inc. was held on May 17, 2001.

          (c) The following matters were voted upon at such Annual Meeting and the following votes were cast as to each such matter:

          Philip Goldstein filed a proxy in opposition to the Company's proxy. Mr. Goldstein subsequently withdrew those proxy materials and informed the Company that he did not intend to pursue his proposals at the Company's Annual Meeting held on May 17, 2001. Prior to the Annual Meeting, Mr. Goldstein suggested that the Company's Board of Directors, which in 1998 had authorized a discretionary stock repurchase program, consider a more aggressive share repurchase approach, such as a cash self tender offer for a portion of the Company's outstanding shares. Because the Company's Board has believed for awhile that the Company's stock is undervalued, it is considering alternative measures, including the possibility of a self tender offer, that would make available a portion of the Company's cash resources to its stockholders. The Board has engaged an investment banker to assist in the analysis of share repurchase alternatives.

     i.   Election of Class II Directors:

                                                Number of Shares
                                   ----------------------------------------
                                                                   Broker
                                      For          Withhold       Non-Votes
                                      ---          --------       ---------

              Ronald Sidman        6,847,202      1,433,599           0
              Benjamin Peltz       6,893,919      1,386,882           0

     ii. Proposal to ratify the selection of Deloitte & Touche LLP as auditors for the Company for the fiscal year 2001.

                                        Number of Shares
                                        ----------------

              For                           8,255,301
              Against                          18,932
              Abstain                           6,567
              Broker Non-Votes                      0

                              THE FIRST YEARS INC.

Following the Annual Meeting, the Board of Directors consists of: Ronald Sidman, Benjamin Peltz, Evelyn Sidman, Lewis M. Weston, Walker J. Wallace, Jerome M. Karp, Fred T. Page, Kenneth R. Sidman.

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


                                             THE FIRST YEARS INC.
                                                  Registrant



Date 8/14/01                            By: /s/ John R. Beals
     -------------                          ------------------------------------
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