Form 10-Q
period 2001-09-30
FIRST YEARS INC
filed 2001-11-14
CIK 55698

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended        September 30, 2001
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
The number of shares of Registrant's common stock outstanding on October 31, 2001 was 9,185,509.

                              THE FIRST YEARS INC.


                                     INDEX
                                     -----

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets                        1

Condensed Consolidated Statements of Income                  2

Condensed Consolidated Statements of Cash Flows              3

Notes to Condensed Consolidated Financial Statements         4 - 7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                        8 - 12

Quantitative and Qualitative Disclosure about
  Market Risk                                                12

PART II - OTHER INFORMATION

Other Information                                            13

SIGNATURES                                                   14

EXHIBIT INDEX                                                15

                    THE FIRST YEARS INC.

            CONDENSED CONSOLIDATED BALANCE SHEETS



                                               ASSETS
                                                                              September 30,              December 31,
                                                                                  2001                       2000
                                                                               ------------              ------------
                                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $ 22,910,299              $ 21,180,242
  Accounts receivable, net                                                       23,664,280                19,527,429
  Inventories                                                                    14,699,872                18,443,713
  Prepaid expenses and other assets                                               1,329,239                   756,357
  Deferred tax assets                                                             2,069,900                 2,069,900
                                                                               ------------              ------------
         Total current assets                                                    64,673,590                61,977,641
                                                                               ------------              ------------

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                              167,266                   167,266
  Building                                                                        5,360,485                 5,254,150
  Machinery and molds                                                             7,569,813                 7,233,145
  Furniture and equipment                                                         7,372,297                 6,269,346
                                                                               ------------              ------------
         Total                                                                   20,469,861                18,923,907
  Less accumulated depreciation                                                  10,395,641                 9,207,168
                                                                               ------------              ------------
         Property, plant, and equipment - net                                    10,074,220                 9,716,739
                                                                               ------------              ------------

TOTAL ASSETS                                                                   $ 74,747,810              $ 71,694,380
                                                                               ============              ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                        $ 10,532,958              $ 11,605,240
  Accrued royalty expenses                                                          350,308                   946,623
  Accrued selling expenses                                                        2,456,253                 3,023,528
                                                                               ------------              ------------
         Total current liabilities                                               13,339,519                15,575,391
                                                                               ------------              ------------

DEFERRED TAX LIABILITY                                                            1,216,200                 1,216,200
                                                                               ------------              ------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                    1,074,526                 1,067,934
  Paid-in-capital                                                                 9,170,793                 8,714,711
  Retained earnings                                                              66,361,493                60,985,483
   Less treasury stock at cost, 1,560,039
   and 1,503,572 shares as of September 30,
   2001 and December 31, 2000, respectively                                     (16,414,721)              (15,865,339)
                                                                               ------------              ------------
                  Total stockholders' equity                                     60,192,091                54,902,789
                                                                               ------------              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 74,747,810              $ 71,694,380
                                                                               ============              ============




     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                          Three Months Ended                     Nine Months Ended
                                                            September 30,                          September 30,
                                                   -------------------------------       ----------------------------------
                                                       2001               2000               2001                 2000
                                                   -----------         -----------       ------------          ------------

NET SALES                                          $36,402,060         $32,237,407       $103,695,869          $103,260,591

COST OF PRODUCTS SOLD                               23,379,600          20,936,771         66,183,882            66,700,314
                                                   -----------         -----------       ------------          ------------

GROSS PROFIT                                        13,022,460          11,300,636         37,511,987            36,560,277

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            9,702,420           8,423,062         27,988,929            25,135,500
                                                   -----------         -----------       ------------          ------------

OPERATING INCOME                                     3,320,040           2,877,574          9,523,058            11,424,777

OTHER INCOME:

  Interest Income                                      160,442             215,200            522,318               511,510
                                                   -----------         -----------       ------------          ------------

INCOME BEFORE INCOME TAXES                           3,480,482           3,092,774         10,045,376            11,936,287

PROVISION FOR INCOME TAXES                           1,427,000           1,252,600          4,118,600             4,790,000
                                                   -----------         -----------       ------------          ------------

NET INCOME                                         $ 2,053,482         $ 1,840,174       $  5,926,776          $  7,146,287
                                                   ===========         ===========       ============          ============

BASIC EARNINGS PER SHARE                           $      0.22         $      0.19       $       0.64          $       0.75
                                                   ===========         ===========       ============          ============

DILUTED EARNINGS PER SHARE                         $      0.22         $      0.19       $       0.63          $       0.74
                                                   ===========         ===========       ============          ============




     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                     2001                  2000
                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  5,926,776          $  7,146,287
  Adjustments to reconcile net income to net cash provided by operations:
         Depreciation                                                               1,660,998             1,538,204
         Provision for doubtful accounts                                              272,680                29,208
         Loss on disposal of equipment                                                346,673               271,962
  Increase (decrease) arising from working capital items:
         Accounts receivable                                                       (4,409,531)           (2,396,415)
         Inventories                                                                3,743,841             3,867,545
         Prepaid expenses and other expenses                                         (549,183)              171,539
         Accounts payable and accrued expenses                                     (1,072,282)              610,393
         Accrued royalties                                                           (596,315)             (845,852)
         Accrued selling expense                                                     (567,275)              (25,019)
         Deferred income taxes                                                              0              (106,500)
                                                                                 ------------          ------------
             Net cash provided by operating activities                              4,756,382            10,261,352
                                                                                 ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Expenditures for property, plant, and equipment                           (2,365,152)           (1,877,560)
                                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash dividend                                                               (550,766)             (573,299)
         Common stock issued under stock option plans                                 306,468               519,572
         Purchase of treasury stock                                                  (416,875)           (3,625,695)
                                                                                 ------------          ------------
             Net cash used for financing activities                                  (661,173)           (3,679,422)
                                                                                 ------------          ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                               1,730,057             4,704,370
                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     21,180,242            13,400,728
                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 22,910,299          $ 18,105,098
                                                                                 ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid for:
                  Income taxes                                                   $  3,788,803          $  3,599,735
                                                                                 ============          ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

       Treasury stock transactions                                               $    132,507          $          0
                                                                                 ============          ============



     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Amounts in the accompanying balance sheet as of December 31, 2000 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the periods ended September 30, 2001 and 2000. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. The Company has 50,000,000 authorized shares of $.10 par value common stock with 10,745,264 and 10,679,337 issued and 9,185,225 and 9,175,765 shares outstanding as of September 30, 2001 and December 31, 2000, respectively.

     On May 3, 2001 the Board of Directors authorized a $0.06 per share annual cash dividend, which was paid on June 15, 2001 to holders of record at the close of business on May 30, 2001.

     During the first nine months of 2001, the Company purchased 42,700 shares of the Company's common stock on the open market. The cost of the shares amounted to $416,875 and are currently being held as treasury shares.

3. Computation of the Earnings Per Share ("EPS") in accordance with SFAS No. 128 is as follows:

                                                           Three Months Ended
                                                              September 30,
                                                      ----------------------------
                                                         2001              2000
                                                      ----------        ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                    9,188,724         9,497,607

EFFECT OF DILUTIVE SHARES                                181,615           157,369
                                                      ----------        ----------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING            9,370,339         9,654,976
                                                      ==========        ==========

NET INCOME                                            $2,053,482        $1,840,174
                                                      ==========        ==========

BASIC EARNINGS PER SHARE                              $     0.22        $     0.19
                                                      ==========        ==========

DILUTED EARNINGS PER SHARE                            $     0.22        $     0.19
                                                      ==========        ==========

                              THE FIRST YEARS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Con't)

3.   Cont.


                                                            Nine Months Ended
                                                              September 30,
                                                       ---------------------------
                                                          2001             2000
                                                       ----------       ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                     9,190,831        9,573,960

EFFECT OF DILUTIVE SHARES                                 148,532          119,979
                                                       ----------       ----------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING             9,339,363        9,693,939
                                                       ==========       ==========

NET INCOME                                             $5,926,776       $7,146,287
                                                       ==========       ==========

BASIC EARNINGS PER SHARE                               $     0.64       $     0.75
                                                       ==========       ==========

DILUTED EARNINGS PER SHARE                             $     0.63       $     0.74
                                                       ==========       ==========

     As of September 30, 2001 options to purchase 438,990 shares of common stock were not included in the computations of diluted EPS because the options' exercise price was greater than the average price of the Company's common stock. The options, which expire in 2007 to 2009, had exercise prices ranging from $13.50 to $17.00 per share.

     As of September 30, 2000, options to purchase 451,070 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the Company's common shares. The options, which expire in 2007 to 2009 had exercise prices ranging from $13.50 to $17.00 per share.

4. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

5. During the first nine months of 2001 and 2000, the Company did not borrow against its $10,000,000 unsecured line of credit established with a bank.

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

     During 2000, the Emerging Issues Task Force (EITF) issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EIFT No. 00-10 addresses the statements of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. The adoption of EITF No. 00-10 resulted in a reclassification of $1,814,140 and $5,738,294 of shipping and handling costs for the three and nine-month periods ended September 30, 2000, respectively from selling, general and administrative expenses to cost of products sold to conform with the current year presentation.

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

     The Company is required to adopt the consensus in both EITF Issue No. 00-14 and 00-25 no later than the first quarter of fiscal year 2002. The implementation of these Issues will result in a reduction to net sales and a corresponding reduction to selling, general and administrative expenses in the consolidated statement of income. However, the implementation of these Issues will not affect net income.

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


7. The Company derives sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first nine months of 2001 and 2000, net sales of The First Years brand products were $69,186,000 and $68,110,000, respectively, while net sales derived from license and specialty products amounted to $34,510,000 and $35,151,000 in the first nine months of 2001 and 2000, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $11,652,000 and $11,221,000 during the first nine months of 2001 and 2000, respectively.

                              THE FIRST YEARS INC.

PART I, ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, are confident, estimate and similar expressions, which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include, but are not limited to, trends in sales of The First Years Brand and licensed products including the effect of slowing economic activity as a result of the September 11 terrorist attacks, continued success of new Disney character refreshed graphics, continued success of market research identifying new product opportunities, successful introduction of new products, continued product innovation, the success of new enhancements to the Company's brand image, growth in international sales, ability to attract and retain key personnel, and growth in sales and earnings. Information with respect to risk factors is contained in Exhibit 99 to the Company's most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not intend to update any of the forward looking statements after the date of this Report to conform these statements to actual results or changes in our expectations, except as required by law.

A. Results of Operations -- Third Quarter of 2001 Compared with Third Quarter of 2000

Net income for the third quarter of 2001 was $2.1 million or $0.22 per diluted share, compared with $1.8 million or $0.19 per diluted share in 2000. Net sales for the third quarter of 2001 were $36.4 million, compared with $32.2 million in the comparable period in 2000. The increase in net sales was partly due to a shift of a significant amount of one major account's purchases from the second quarter to the third, and from pipeline shipments of a new licensed product program to another major account.

Cost of products sold for the third quarter of 2001 was $23.4 million, an increase of $2.5 million from the comparable period in 2000, principally due to increased sales. As a percentage of sales, cost of products sold for the third quarter of 2001 decreased to 64% from 65% in the comparable period of 2000, principally due to product mix and planned product cost savings.

                              THE FIRST YEARS INC.

PART I, ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)

Selling, general, and administrative expenses for the third quarter of 2001 were $9.7 million, an increase of $1.3 million from the comparable period in 2000. The increase is primarily attributable to increased payroll and payroll-related costs and also higher selling and product development costs associated with increased product development and marketing efforts. As a percentage of net sales, selling, general, and administrative expenses for the third quarter of 2001 increased to 27% from 26% in the comparable period of 2000.

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its anticipated effective income tax rate.

B. Results of Operations -- First Nine Months of 2001 Compared with First Nine Months of 2000

Net income for the first nine months of 2001 was $5.9 million or $0.63 per diluted share, compared with $7.1 million or $0.74 per diluted share for the comparable period last year. Net sales for the first nine months of 2001 were $103.7 million, up modestly from sales of $103.3 million for the comparable period last year. The increase in net sales was primarily due to an increase in sales of The First Years brand products, partly offset by declines in the sale of licensed products over the corresponding nine-month period of 2000.

Cost of products sold for the first nine months of 2001 was $66.2 million, a decrease of $0.5 million, as compared to $66.7 million for the comparable period last year. This decrease is due principally to product mix and planned product cost savings. As a percentage of sales, cost of products sold for the first nine months of 2001 decreased from 65% to 64% from the comparable period of 2000.

                              THE FIRST YEARS INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)

Selling, general, and administrative expenses for the first nine months of 2001 were $28.0 million, an increase of $2.9 million or 12%, as compared to $25.1 million for the comparable period of 2000. The increase is due primarily to an increased payroll and payroll-related costs and also higher selling and product development costs associated with increased product development efforts. As a percentage of net sales, selling, general, and administrative expenses for the first nine months of 2001 increased to 27% from 24% in the comparable period of 2000.

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its anticipated effective income tax rate.

C. Financial Condition

With respect to the Condensed Consolidated Balance Sheets, consolidated assets at September 30, 2001 were $74.7 million, an increase of $3.0 million over assets as of December 31, 2000. The increase was primarily attributable to increases in net receivables, cash and prepaid expenses, partially offset by inventory decreases. The increase in net receivables of $4.1 million is due to higher sales volume in the third quarter of 2001 compared with the final quarter of 2000. Inventories decreased by $3.7 million during the first nine months of 2001 due to normal inventory cycle fluctuations. Cash increased by $1.7 million to $22.9 million at September 30, 2001 primarily due to a decrease in inventories and profitable operations, which was partially offset by an increase in accounts receivable. Consolidated liabilities of $13.3 million at September 30, 2001 were $2.3 million lower than liabilities at December 31, 2000, due principally to payments made during the first nine months of 2001 associated with selling expense accruals and other accounts payable items.

Net working capital, defined as current assets less current liabilities, increased in the first nine months of 2001 to $51.3 million at September 30, 2001. This $4.9 million increase from the $46.4 million in net working capital at December 31, 2000 was primarily due to profitable operations.

                              THE FIRST YEARS INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)

An unsecured bank line of credit of $10.0 million is subject to annual renewal. Amounts outstanding under this line are payable upon demand by the bank. During the first nine months of 2001 and 2000, the Company incurred no borrowings under the line and had no balances outstanding as of September 30, 2001 and 2000, respectively. The Company did not incur any other short-term borrowings during the first nine months of 2001 and 2000.

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

During 2000, the Emerging Issues Task Force (EITF) issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EIFT No. 00-10 addresses the statements of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. The adoption of EITF No. 00-10 resulted in a reclassification of $1,814,140 and $5,738,294 of shipping and handling costs for the three and nine-month periods ended September 30, 2000, respectively from selling, general and administrative expenses to cost of products sold to conform with the current year presentation.

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

The Company is required to adopt the consensus in both EITF Issue No. 00-14 and 00-25 no later than the first quarter of fiscal year 2002. The implementation of these Issues will result in a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statement of income. However, the implementation of these Issues will not affect net income.

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


PART I, ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At September 30, 2001, the Company held foreign currency forward contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates. The contracts expire within one year. The Company's future commitment under these contracts totaled approximately $1,034,902 and the fair market value of the contracts approximated their predetermined rates included therein.

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

                           Not Applicable

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


                                  THE FIRST YEARS INC.
                                      Registrant



Date  11/14/01            By: /s/ John R. Beals
     ----------               ----------------------------
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