Form 10-K405
period 2001-12-31
FIRST YEARS INC
filed 2002-04-01
CIK 55698

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001;

                                   or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number 0-7024

THE FIRST YEARS INC.

(Exact Name of Registrant as Specified in its Charter)

MASSACHUSETTS	04-2149581
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ONE KIDDIE DRIVE, AVON, MASSACHUSETTS	02322
(Address of Principal Executive Offices)	(Zip Code)

508-588-1220

(Registrant’s Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

      Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.10 PAR VALUE:

(AND ASSOCIATED COMMON STOCK PURCHASE RIGHTS)
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X      No   .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     [X]

      The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates as of February 28, 2002 was $76,313,988 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

      The number of shares of Registrant’s Common Stock outstanding on February 28, 2002 was 8,175,182.

      Portions of the Registrant’s Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Item	Description	Page

Part I
1	Business	I-1
2	Properties	I-5
3	Legal Proceedings	I-5
4	Submission of Matters to a Vote of Security Holders	I-5
Part II
5	Market for Registrant’s Common Equity and Related Shareholder Matters	II-1
6	Selected Financial Data	II-2
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	II-2
7A	Quantitative and Qualitative Disclosure about Market Risk	II-11
8	Financial Statements and Supplementary Data	II-11
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-11
Part III
10	Directors and Executive Officers of the Registrant	III-1
11	Executive Compensation	III-1
12	Security Ownership of Certain Beneficial Owners and Management	III-1
13	Certain Relationships and Related Transactions	III-1
Part IV
14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	IV-1

PART I

Item 1.     Business

General

      The First Years Inc. (“The First Years” or the “Company”) is a leading worldwide marketer of innovative products for infants and toddlers. Incorporated in 1952 as Kiddie Products, Inc. and adopting its new name in 1995, The First Years is dedicated to delivering products that out-perform the competition through an in-depth understanding of parenting and child development. Working in consultation with Dr. T. Berry Brazelton, Dr. Edward Tronick, and their staff at the Child Development Unit, Children’s Hospital, Boston, as well as the Company’s own worldwide Parents Council, The First Years develops products that make the first three years of life happier, healthier and easier for babies and the parents who love them.

      Information about The First Years, our products and operations is also available on our website at www.thefirstyears.com.

Products

      Our product line, which contains more than 300 items ranging in retail price from approximately $0.96 to $59.99, is marketed under The First Years® brand and several licensed brands, including Disney Baby® and Sesame Street®.

      Leveraging these brands, we market a broad range of products in three categories.

Product Categories	Products

Feeding & Soothing	• Bottles, bottle brushes, bowls, breast pumps and other nursing accessories, drinking cups, dishes, flatware, bibs, booster seats, mealtime totes, bottle warmers, feeding organizers, and drying racks.
Play & Discover	• Toys, teethers, bath toys, books, stroller toys and rattles.
Care & Safety	• Bathing and grooming products, including bathtubs, washcloths, hooded towels, nail clippers, toothbrushes, comb and brush sets, and baby scissors.
• Home safety products, including monitors, safety gates, cabinet locks, sunscreens, bed rails, spout guards and step stools.
• Health and hygiene products, including thermometers, toilet-trainers, medicine dispensers, health care kits, no scratch mits, and diapering accessories.

      We had several innovative product introductions in 2001 including a high-speed digital thermometer crib CD player, and bottle warmer. In 2002 we are offering a number of new products, including semi-disposable spill proof cups, newborn-to-toddler tub, a voice-recording picture frame, tub-side bath seat, hardware-mounted stair gate, and numerous licensed and specialty product creations.

Product Design and Development

      The First Years is actively engaged in the design and development of new products and enhancements to our current product line. During 2001, 2000, and 1999, we spent approximately $5.0, $4.2, and $3.8 million, respectively, on new product development. We continue to invest in product development across all product lines. Our product development efforts are centered on aggressively developing new areas within the foregoing categories in which we can differentiate our products and add value to the parenting process.

      The following is an overview of our differentiated product design and development process that contributes to the success of our products.

1.	Our unique parenting expertise combined with the latest technology inspires product concepts that solve unmet needs of parents.

2.	New product concepts are presented to The First Years Parents Council, a global network composed mainly of expectant and new parents, to solicit feedback on purchase interest and suggestions for refinement.

3.	Product models are designed in consultation with Dr. Brazelton and his staff of specialists at The Child Development Unit, Children’s Hospital, Boston, to elicit developmental information and guidance. In addition, cross-functional product development teams review and evaluate each model prior to pre-testing by children and/or parents.

4.	The product is tooled for manufacturing and pre-production samples are sent to parents for home use testing along with the competitive product. Our goal is to have our product out-perform the competition before manufacturing is authorized.

Marketing and Sales Distribution

      We market our products under three distinctive brands. Products are marketed under our name, The First Years® and we license Disney Baby® including Winnie the Pooh® and Mickey Mouse® and other related characters from Disney Enterprises, Inc. and Sesame Street® from Sesame Workshop.

      Our products are sold to a broad range of customers (approximately 800 in total) in more than 40 countries. Our customer base includes mass merchants, national variety and drug stores, supermarkets, wholesale clubs, convenience stores, toy specialty stores, wholesale distributors, department stores, internet-based retailers, mail order catalogs and catalog stores. Major customers include Wal*Mart, Toys “R” Us, Target, Kmart, Sears, Albertson’s, J.C. Penney, Baby Depot at Burlington Coat Factory, Rite Aid, Eckerd Drug, Walgreens, Safeway, Mothercare UK Ltd., Argos, Zellers, Wakefern Food, Kohls, Ahold, and CVS.

      Products sold in the United States and Canada are marketed through our sales organization comprised of an internal sales staff and a network of independent sales representatives. Our sales management is responsible for the development and training of independent sales representatives. Training is conducted at our headquarters and throughout the United States.

      Our wholly owned subsidiary, The First Years Inc., a Delaware corporation (TFY-Delaware), manages sales distribution for the western part of the United States. TFY-Delaware has sales offices in Missouri, Arkansas and California, and is our exclusive sales agent for certain states in the western part of the United States.

      In Europe and the Middle East, our internal sales staff sells our products from our sales office in Cirencester, England, which is headed by our Vice President & General Manager – Europe, Africa, Middle East. This staff manages a network of foreign distributors and independent sales representatives. In Central and South America, Australia and the Pacific Rim, our internal sales staff sells our products through a network of foreign distributors and independent sales representatives.

      Our domestic net sales in 2001, 2000, and 1999 were approximately $116.5, $118.5, and $121.9 million, respectively, and accounted for approximately 88.2%, 88.8%, and 89.4% of our total net sales in 2001, 2000, and 1999, respectively. Our international net sales, primarily in Europe, Canada, South America, and the Pacific Rim were approximately $15.6, $15.0, and $14.5 million, respectively, and accounted for approximately 11.8%, 11.2%, and 10.6% of our total net sales in 2001, 2000, and 1999, respectively. In 2001, we worked closely with key retailers overseas introducing them to our category management concept, which we expect will continue to strengthen relationships with these customers and expand our distribution in principal international markets.

      During 2001, Wal*Mart, Toys “R” Us, and Target accounted for approximately 23%, 20%, and 15% of our net sales, respectively. A significant reduction in purchases by any one of these customers could have a material adverse effect on our business. Additionally, our top ten customers collectively accounted for 73% of net sales.

      In accordance with industry practice, we grant credit to our customers at the time of purchase. Our practice is not to accept returned goods unless authorized by management of our sales organization. Returns result primarily from damage or shipping discrepancies. Returns are reflected as a reduction of sales and accounts receivable. In addition to actual returns, an estimate of future returns is made based upon historical trends.

      We ship products according to the delivery schedules specified by our customers. Orders are subject to cancellation or change any time prior to shipment. The size of our order backlog is not a material aspect of our business. The dollar amount of current backlog is not considered to be a reliable indicator of future sales volume.

Licensed Character Products

      We have entered into and renewed various agreements which provide for the payment of royalties on certain of our products featuring licensed characters. Existing agreements have various terms and require minimum royalty payments of $4,439,000 during the terms of these agreements. We renewed a major licensing agreement in 2000, which will expire at the end of 2002. Sales of products licensed under this major license agreement amounted to 27% of our total net sales for the year ended December 31, 2001. While management currently anticipates negotiating a renewal of the license, non-renewal of this licensing agreement or, renewal on terms not favorable to the Company, could have a material adverse affect on the Company’s business.

Manufacturing and Sources of Supply

      We do not own or operate our own manufacturing facilities. In 2001, all of our products were manufactured using either our custom tools (molds and dies) or to our specifications by approximately 25 manufacturers located in the United States, Canada, China, Taiwan, and Thailand. Approximately 69% of all of our products sold in 2001 were manufactured in Asia, primarily in China. A large percentage of our furnishings and other large products were manufactured in 2001 by suppliers in the United States and Canada because of the significantly higher shipping costs from the Far East.

      Generally, to make each product we use one manufacturer from our supplier base. Due to the high cost of developing duplicate tooling (predominantly molds and dies), most of our products are made using one set of tools; however, we have developed duplicate tools for several of our key and high-volume products.

      In 2001, our largest supplier, located in Taiwan with operations in China, manufactured products that represented approximately 13% of our net sales. We have not entered into long-term contractual arrangements with any of our suppliers.

      The principal raw materials used in the production and sale of our products are resin-based plastics and certain natural materials, including paperboard and cloth. The manufacturers who deliver completed products to us purchase the raw materials. Because the primary source used in many manufactured plastics is petroleum, the cost of plastic for use in our products varies to a great extent with the price of petroleum. While all raw materials are purchased from outside sources, we are not dependent upon a single supplier in any of our operations for any material essential to our business or not otherwise commercially available to us. We have been able to obtain an adequate supply of raw materials, and no shortage of any materials is anticipated.

      We purchase our products from suppliers primarily in U.S. dollars and Hong Kong dollars, which are currently pegged to the U.S. dollar. We also purchase a small percentage of our products in Canadian dollars. Generally, our suppliers ship the products on the basis of open credit terms or upon our acceptance of the products.

      Because of our substantial reliance on suppliers in foreign countries, we must order products further in advance of customer orders than would generally be the case if such products were produced in the United States. As a result, we may be required to carry significant amounts of inventory to meet rapid delivery requirements of customers and to ensure a continuous allotment of goods from suppliers.

      Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. China gained Permanent Normal Trade Relations (PNTR) with the United States when it acceded to the World Trade Organization, effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured for us, which would adversely impact our sales. The European Community (EC) has enacted a quota and tariff system with respect to the importation into the EC of certain toy products originating in China. The Company, therefore, continues to evaluate alternative sources of supply outside of China.

Facilities and Distribution

      We distribute our products in the United States from our warehouse facility in Avon, Massachusetts and from a public warehouse in Ontario, California. Products distributed in Canada are handled from a public warehouse in Mississauga, Ontario. In Europe, we distribute our products from a public warehouse in Ghent, Belgium. Warehouse services at the various public warehouses are performed by warehouse operators unaffiliated with us.

Seasonality

      Our business is not subject to substantial seasonal fluctuations.

Competition

      The juvenile products industry is highly competitive and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete with a number of different competitors, depending on the product category, and compete against no single company across all product categories. Our competition includes large, diversified health care product companies, specialty infant products makers, toy makers, and specialty health care products companies. We compete principally on the basis of brand name recognition and price/value relationship. In addition, we believe that we compete favorably with respect to product quality, customer service, and breadth of product line.

Trademarks, Patents and Copyrights

      The First Years believes that the intellectual property it owns or licenses is an integral part of its business and that it complements its design expertise, innovative talents, and marketing capabilities across all product categories. Our principal trademarks, THE FIRST YEARS® and THE FIRST YEARS and Design®, are registered in the United States and in a number of foreign countries. In total, we have more than 300 registrations and pending applications for our various trademarks. We also license other trademarks for certain of our products and product categories, some of which are registered in the United States and in various foreign countries.

      We also own utility patents and design patents in the United States and utility patents, design patents, and design registrations in certain foreign countries, as well as pending applications in the United States and foreign countries. In total, we own in excess of 140 patents and applications. Although we believe this property is important to our business, we do not believe that any single patent, design patent, or design registration, including any which may be issued on a pending application, is material to our business. No assurance can be made that our patents, design patents, or design registrations, including those that may be issued on pending applications, offer any significant competitive advantage for our products.

Employees

      Our people — the employees of The First Years who work with our customers, suppliers and other key constituents — are critical to our success. As of December 31, 2001, we employed 178 full-time employees, of whom six are senior executive officers, and 7 part-time employees. All employees are in general management, sales, marketing, product development, materials, purchasing, quality assurance, data processing, finance, legal, administration and clerical, and warehousing positions. None of our employees are represented by a union, and we have not experienced any work stoppages. We believe that relations with employees are good.

Government Regulations

      Our products are subject to various laws, rules and regulations, including the Federal Consumer Product Safety Act, the Federal Hazardous Substances Act, as amended, the Federal Flammable Fabrics Act, the Child Safety Protection Act, and the regulations promulgated under each such Act (the Acts). In addition, our nursery monitors are subject to the regulations of the Federal Communications Commission and our medical devices and drug products are subject to the regulations of the Food and Drug Administration (FDA). The Acts empower the Consumer Product Safety Commission (CPSC) to protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market products that are found to be hazardous and to require a manufacturer to repurchase such products under certain circumstances. The CPSC’s determination is subject to court review. In addition, the Federal Flammable Fabrics Act empowers the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. Similar laws and regulations exist in various international markets in which our products may be sold. While we oversee a quality control program designed to ensure that our products comply with laws and regulations, no assurance can be made that defects will not be found in our products, resulting in product liability claims, recalls of a product, loss of revenue, diversion of resources, damage to our reputation or increased warranty costs, any of which could have a material effect on our business, financial condition and results of operation.

Item 2.	Properties

      We own and manage our executive and administrative offices and principal warehouse, located within a 124,000 square-foot facility at One Kiddie Drive, Avon, Massachusetts. We lease from unrelated third parties our sales offices in New Jersey, Missouri, Arkansas, California, and Cirencester, England.

      We use public warehouses in Mississauga, Canada, Ontario, California, and in Ghent, Belgium for product distribution.

      All owned and leased properties are in good condition and sufficient to handle current facility needs.

Item 3.	Legal Proceedings

      We are involved in legal proceedings which have arisen in the ordinary course of business. We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock is traded on the Nasdaq National Market under the symbol “KIDD”. Below is a summary of the high and low sales prices of our common stock for each quarter of 2001 and 2000 as reported by Nasdaq.

2001

Quarter	Low	High

First	$7.813	$10.250
Second	$9.500	$12.200
Third	$9.700	$11.600
Fourth	$8.240	$12.800

2000

Quarter	Low	High

First	$6.750	$11.250
Second	$7.063	$11.438
Third	$8.750	$12.375
Fourth	$7.938	$11.750

      These prices reflect high and low intraday sales prices for our common stock each quarter. They represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividend Policy

      In 2001 and 2000, we paid cash dividends on our common stock in the amount of $0.06 per share, which were paid on June 15, 2001 and June 15, 2000, respectively. We currently expect that we will pay comparable cash dividends in the future. However, the declaration and payment of any such cash dividends in the future will depend upon our earnings, financial condition, capital needs, and other factors deemed relevant by the Board of Directors.

Approximate Number of Equity Security Holders

      As of December 31, 2001, we had approximately 165 holders of record of our common stock.

Item 6.  Selected Financial Data

	2001	2000	1999	1998	1997

Selected Income Statement Data:
Net sales**	$132,122,581	$133,475,387	$136,417,312	$132,532,324	$120,553,578
Cost of products sold**	83,777,994	85,799,934	86,811,017	86,575,470	76,654,661
Selling, general and administrative expenses **	38,412,370	33,932,150	34,903,802	32,989,561	31,554,441
Interest expense	—	—	—	—	27,709
Interest income	664,071	743,260	582,640	590,822	168,922
Income before income taxes	10,596,288	14,486,563	15,285,133	13,558,115	12,485,689
Provision for income taxes	4,344,500	5,835,600	6,190,500	5,545,300	5,040,900
Net income	6,251,788	8,650,963	9,094,633	8,012,815	7,444,789
Basic earnings per share*	$0.68	$0.91	$0.89	$0.78	$0.75
Diluted earnings per share*	$0.67	$0.90	$0.87	$0.75	$0.71
Dividends paid per share*	$0.06	$0.06	$0.06	$0.06	$0.05
Basic weighted average number of shares outstanding*	9,151,540	9,500,726	10,226,470	10,338,857	10,003,774
Diluted weighted average number of shares outstanding*	9,304,272	9,619,928	10,402,297	10,669,503	10,453,062
Selected Balance Sheet Data:
Total assets	$65,275,761	$71,694,380	$67,913,856	$69,275,895	$60,571,561
Long-term debt	—	—	—	—	—
Stockholders’ equity	47,228,403	54,902,789	51,702,426	52,647,404	44,009,004
Stockholders’ equity per share*	$5.08	$5.71	$4.97	$4.93	$4.21

*	Adjusted to reflect the two-for-one stock split effected on June 29, 1998.

**	Prior year amounts adjusted to reflect certain reclassifications in order to conform with current year presentation. See New Accounting Pronouncements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

      Included in this release are certain “forward-looking” statements, involving risks and uncertainty, which are covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, events and performance to differ materially from those referred to or implied by such statements. In addition, actual future results may differ materially from those anticipated, depending on a variety of factors, which include, but are not limited to, the success of our market research identifying new product opportunities, trends in sales of The First Years® brand and licensed products, the success of new enhancements to our brand image, continued success of new Disney character refreshed graphics, successful introduction of new products, continued product innovation, growth in international sales, our ability to attract and retain key personnel, conditions affecting the retail industry, our relationship with our manufacturers, and sales and earnings results. Information with respect to important factors that should be considered is contained in the “Factors That May Affect Financial Condition and Future Results” in this Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not intend to update any of the forward-looking statements after the date of this release to conform these statements to actual results or to changes in its expectations, except as may be required by law.

      The First Years Inc. is a leading worldwide marketer of innovative products for infants and toddlers. Incorporated in 1952 as Kiddie Products, Inc. and adopting its new name in 1995, The First Years is dedicated to delivering products that out-perform the competition through an in-depth understanding of parenting and child development. Working in consultation with Dr. T. Berry Brazelton, Dr. Edward Tronick, and their staff at the Child Development Unit, Children’s Hospital, Boston, as well as the Company’s own worldwide Parents Council, The First Years develops products that make the first three years of life happier, healthier and easier for babies and parents who love them.

Critical Accounting Policies and Estimates

      This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and, as a result, actual results may differ from those estimates. Due to the judgment and estimation involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition, and results of operations of The First Years.

      Revenue Recognition — We recognize revenue when products are shipped to customers. Common to our industry, customers may be authorized to return selected products and the Company reduces sales and accounts receivable for actual returns and estimates future returns based on historical trends and information available to us, including the pattern of returns immediately following the reporting period. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Inventories — Inventories, consisting of finished goods, unpackaged components, and supplies, are stated at the lower of cost or market with cost determined using the first-in, first-out method. We make certain obsolescence and other assumptions to adjust inventory based on historical experience and current information. We write down inventory for estimated obsolete or unmarketable inventory equal to the difference between the costs of inventory and estimated market value, based upon assumptions about future demand and market conditions. In the event of a write down of inventory, we also review molds associated with those products to determine whether there has been a significant impairment to the carrying value of the asset. If the carrying value of these assets is considered not to be recoverable, such assets are written down as appropriate. These assumptions, although consistently applied, can have a significant impact on current and future operating results and financial position.

      Sales Incentives — Sales incentives offered to customers to promote the sales of our products include costs related to cooperative advertising programs, promotions, slotting fees or buydowns, and certain rebates. In determining these costs, we reflect activity and make estimates of certain costs of promotional activity based on historical arrangements and information available to us.

      Costs associated with sales incentives, currently reflected as selling, general, and administrative expenses, are expensed as incurred. In 2000 and 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”. These Issues require that certain sales incentives and consideration paid to a retailer to promote the vendor’s products be characterized as a reduction of revenue when recognized. We are required to adopt the consensus in both EITF Issues No. 00-14 and 00-25 no later than the first quarter of fiscal year 2002. With the adoption of these EITF Issues, it is estimated that sales incentives of approximately $6.3 million and $4.7 million of sales incentives for 2001 and 2000 will be reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. These reclassifications have no impact on operating income or net income.

      For further information concerning accounting policies refer to Note 1 of our Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      We reported 2001 consolidated net sales of $132.1 million, a decrease of $1.4 million or (1.0)%, as compared to net sales of $133.5 million in 2000. Overall, net sales were affected by general economic weakness, private label programs by some large retailers, the impact of the events of September 11th on consumers and retailers, and inventory reduction adjustments made by certain major customers. As a result, net sales of First Year brand products were essentially flat. Net sales of licensed and specialty products declined by 3.8%.

      As a percentage of net sales, sales of licensed and specialty products decreased to 33.2% in 2001 from approximately 34% in 2000. Net sales of The First Years brand products increased to 66.8% in 2001 from approximately 66% in 2000 due primarily to new product introductions. International net sales as a percentage of total net sales increased to 11.8% in 2001 from 11.2% in 2000 primarily due to weaker domestic sales and improved European and Canadian sales programs.

      Cost of products sold in 2001 was $83.8 million, a decrease of $2.0 million or (2.3)%, as compared to $85.8 million in 2000. As a percentage of net sales, cost of products sold in 2001 decreased to 63.4% from 64.3% in 2000. The decrease was primarily due to product mix and product cost reduction programs.

      Selling, general, and administrative expenses in 2001 were $38.4 million, an increase of $4.5 million, or 13.3%, as compared to $33.9 million in 2000. This increase was primarily due to increased selling and marketing expenditures and to salaries and related costs associated with building our infrastructure for future growth and development, and increased bad debt expenses related to the write-off of Kmart receivables. As a percentage of net sales, selling, general, and administrative expenses increased to 29% in 2001 from approximately 25% in 2000.

      Income tax expense as a percentage of pretax income increased to 41.0% in 2001 from 40.3% in 2000 due to state-related tax increases.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net sales in 2000 were $133.5 million, a decrease of $2.9 million or (2.1)%, as compared to net sales of $136.4 million in 1999. The decrease was due primarily to decreased demand for licensed products in domestic and foreign markets which was partially offset by an 6.5% increase in net sales from The First Years brand products compared to 1999. As a percentage of net sales, sales of licensed and specialty products decreased to 34.1% in 2000 from 39.5% in 1999 as consumer demand for licensed products lessened, particularly for several products that sold well in 1999. Net sales of The First Years brand products increased to 65.9% in 2000 from 60.5% in 1999 due primarily to new product introductions. As a percentage of net sales, foreign net sales increased to 11.2% in 2000 from 10.6% in 1999 as reduced sales in Latin America and Europe were partially offset by sales increases in Canada and the Pacific Rim.

      Cost of products sold in 2000 was $85.8 million, a decrease of $1.0 million or (1.2)%, as compared to $86.8 million in 1999. As a percentage of net sales, cost of products sold in 2000 increased to 64.3% from 63.6% in 1999. The increase was primarily due to the higher costs associated with the increased percentage of sales of non-licensed lower margin products in 2000.

      Selling, general, and administrative expenses in 2000 were $33.9 million, a decrease of $1.0 million, or (2.9)%, as compared to $34.9 million of such expenses in 1999. The decrease was primarily due to the absence in 2000 of settlement and legal costs related to a patent lawsuit which were incurred in 1999. The reduction in costs were partially offset by increases in other expenses primarily payroll and payroll related costs. As a percentage of net sales, selling, general, and administrative expenses decreased to 25.4% in 2000 from 25.6% in 1999.

      Income tax expense as a percentage of pretax income decreased slightly to 40.3% in 2000 from 40.5% in 1999 due to normal fluctuations in our taxable income.

Liquidity and Capital Resources

      We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths. We anticipate that our operating activities in 2002 will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments.

      Our cash and cash equivalents decreased to $13.3 million at December 31, 2001, from $21.2 million at December 31, 2000. The decrease resulted primarily from $14.0 million and $3.4 million used in financing and investing activities, respectively, offset by $9.6 million provided by operating activities.

      Net cash of $9.6 million provided by operating activities consisted primarily of $10.2 million from net income adjusted for non-cash items, offset by $.6 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in inventories, and prepaid expenses, partly offset by a decrease in accounts receivables and an increase in accounts payable. Days sales outstanding were 51 and 56 for 2001 and 2000, respectively. Inventory turns were 4.3 and 4.5 in 2001 and 2000, respectively.

      Net cash of $3.4 million used in investing activities resulted from capital expenditures, net of disposals. Capital expenditures in 2001 consisted primarily of additions to machinery and molds for new production molds and furniture and equipment related to computer hardware and software.

      Net cash of $14.0 million used in financing activities consisted of common stock repurchases of $13.8 million, including the completion of a modified “Dutch Auction” tender offer to repurchase common stock of $13.4 million, the payment of dividends to stockholders of $.6 million, partially offset by the proceeds on issuance of common stock under our stock option plans. We expect to continue our standing share repurchase program in 2002.

      Estimated uses of cash in 2002 include capital expenditures for building, machinery and molds, and equipment of approximately $4 – $5 million. We expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and financing arrangements. We have an unsecured line of credit of $10 million, which is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. During 2001 and 2000, we had no borrowings under the line of credit and as of December 31, 2001 there were no balances outstanding. We believe we will be able to renew our line of credit under similar terms.

Dividends

      A cash dividend of $0.06 per share of common stock was paid in June of 2001 and 2000, respectively. We currently expect sufficient cash flow in 2002 to continue our current dividend policy.

Special Purpose Entities

      During the years ended December 31, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Inflation and Changing Prices

      Inflation has not had a material effect on our operating results during recent periods.

Recent Accounting Pronouncements

      On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments. Specifically it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value.

The accounting for changes in the fair value of a derivative (that is unrealized gains or losses) will be recorded as a component of an entity’s net income or other comprehensive income, depending upon designation of the derivative for hedging purposes. The adoption of SFAS No. 133 was not material to the Company’s consolidated financial statements.

      The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency risks on future cash flows emanating from sales denominated in foreign currencies. Foreign currency forward exchange contracts are used to offset changes in the fair value of certain assets and liabilities resulting from transactions with third parties denominated in foreign currencies. It is the policy of the Company to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.

      All foreign currency forward exchange contracts are denominated in currencies of major industrial countries. All of the foreign currency forward exchange contracts entered into by the Company, although effective hedges from an economic perspective, have not been designated as hedges for accounting purposes. These contracts are recognized on the consolidated balance sheet at fair value with the changes in the fair value recognized in the consolidated statements of income as a component of cost of products sold.

      During 2000, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers. The adoption of EITF No. 00-10 resulted in a reclassification of certain prior year amounts. In 2001, additional account balances were reclassified and prior year amounts were presented on a comparable basis. These reclassifications had no impact on operating income or net income.

      In January 2001, the EITF reached a consensus on one item within Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future”. The consensus requires certain cash rebates be recognized as a reduction of revenue based on a systematic and rational allocation of the cost of honoring the rebates to the underlying revenue transactions. As a result of adopting this consensus the Company included approximately $266,000 of sales incentives in the determination of net sales for the year ended December 31, 2001 and reclassified prior year amounts in order to conform with current year presentation. Prior year reclassified amounts were not material to the results of operations. Operating income and net income were not affected by the implementation of this EITF.

      In April 2001, the EITF reached consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives.” The consensus in EITF No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, consumer coupons, rebates and free products. The consensus requires, among other things, certain refunds or rebates of the selling price of a product be classified as a reduction of revenue, versus a selling, general, and administrative expense.

      In April 2001, the EITF reached consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” The consensus in EITF No. 00-25 addresses the income statement classification of “slotting fees”, cooperative advertising arrangements and “buydowns”. The consensus requires these customer promotional payments to be classified as a reduction of revenue, versus a selling, general, and administrative expense.

      The Company is required to adopt the consensus in both EITF Issue No. 00-14 and 00-25 no later than the first quarter of fiscal year 2002. With the adoption of these EITF Issues in 2002, it is estimated that approximately $6.3 million and $4.7 million of sales incentives in 2001 and 2000 respectively, will be reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. These reclassifications have no impact on operating income and net income.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies” and eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by the Company subsequent to June 30, 2001. The Company did not consummate any acquisitions subsequent to June 30, 2001. SFAS No. 142 is effective for the Company as of January 1, 2002. SFAS No. 142, supersedes APB Opinion no. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of these statements did not have a material impact on the Company’s consolidated statements of income, consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of and Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SAFS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Factors That May Affect Financial Condition and Future Results

      The assumptions, risks and uncertainties included in this section are not exclusive. Other sections of this report may include additional factors which could adversely impact The First Years’ business and financial performance. The First Years operates in a very competitive environment. New risk factors emerge from time to time and management cannot predict all such risk factors, nor can it assess the impact of all such risk factors on The First Years’ business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.

      If we do not make timely introductions to the market of new and innovative products, we may not be able to maintain or improve our market share and keep pace with our competitors.

      Our growth depends upon our ability to create new and innovative products and to introduce new products to the market in a timely fashion. We may not continue to generate new product ideas or successfully introduce such products to the market in a timely fashion. Additionally, our new products may not be well received by retailers or consumers. Our future growth also depends, in part, on the successful introduction of products that generate sufficient margins. We may not be able to successfully develop and introduce such products. In addition, we are under pressure to introduce new and innovative products more often and more quickly because the life cycle of many products has shortened over the last several years. This is due partly to the ability of competitors to introduce similar products that compete directly with our successful new products. As a result, the inability to introduce products in a timely fashion could have a material adverse impact on our sales.

      We depend on sales of products featuring licensed characters and if we lose all or a significant part of the third party licenses, our revenues may decrease.

      We derive a significant portion of our revenues from sales of products featuring characters licensed from other parties, including Winnie the Pooh® and Mickey Mouse® and other related characters licensed from Disney Enterprises, Inc., and Sesame Street characters licensed from Sesame Workshop, in the United States and in various foreign countries. These licenses have fixed terms and limit the type of products that may be sold under the licenses. One of our significant licensing agreements with Disney Enterprises, Inc. was renewed in 2000 and will expire at the end of 2002. Sales of products licensed under this license amounted to 27% of our total net sales for the year ended December 31, 2001. While our management expects this licensing agreement to be renewed at the end of its term, non-renewal of this major licensing agreement or renewal on terms not favorable to us could have a material adverse effect on our business.

      If we do not enhance our brand recognition, our product sales may decrease.

      A company’s brand recognition is very important to consumers of juvenile products. Some of our competitors have more recognizable brands than we do. We intend to enhance our brand recognition, but we may not be able to do so. If we cannot enhance our brand recognition, our sales could be negatively impacted.

      We must be able to identify and anticipate changing consumer preferences in order to keep consumers interested in our products.

      The success of our business depends in part on continued consumer demand for our products and our ability to anticipate, gauge and respond to changing consumer demands for juvenile products in a timely manner. From 1999 to 2001, we experienced a continued slowdown in sales of our products featuring characters licensed from third parties. Changes in consumer preferences, such as consumers abandoning traditional retailers, shopping on the internet, general economic decline, or less favorable demographic trends related to childbirth, among other factors, could have a material adverse effect on our sales and earnings.

      We depend heavily on three major customers, the loss of which would have a material adverse effect on our results of operations.

      Our three largest customers, Wal-Mart, Toys “R” Us, and Target, accounted for approximately 23%, 20% and 15% of net sales in 2001, respectively. Wal-Mart reduced its purchases from the Company from 1999 to 2001. A significant reduction of purchases by any one of these customers could have a material adverse effect on our sales. Additionally, our largest ten customers accounted for 73% of our net sales in 2001. There could also be a negative effect on our business if any significant customer becomes insolvent or otherwise fails to pay its debts. For example, in 2001 the write-off of certain Kmart receivables as a result of the Kmart bankruptcy had a $.06 negative impact on our 2001 earnings per share.

      Conditions affecting the retail industry generally also affect our results of operations.

      We could be materially adversely affected by conditions in the retail industry in general, including the continuing consolidation in the retail industry, the resulting decline in the number of retailers and other cyclical economic factors. Also, changes in the way retailers and mass merchandisers do business, such as the creation of competing private-label brands by retailers, could result in a significant reduction of purchases of our products by those retailers, which would have a material adverse effect on our sales and earnings.

      We may be adversely affected by recent and future terrorist attacks.

      The recent terrorist attacks of September 11, 2001 have had an adverse impact on various regions of the United States and on a wide range of industries. The terrorist attacks, the allied military response, and subsequent developments may impact the global economy and may adversely affect our future results of operations. We are unable to determine at this time the extent of the impact and whether these events will negatively affect our operations or our profitability. In the future, fears of global recession, war and additional acts of terrorism may continue to impact global economies and financial markets and could adversely affect our business.

      The market for juvenile products is intensely competitive and our competitors may be stronger than we are in several areas.

      We compete with many other companies, both domestic and foreign, some of which have diversified product lines, well-known brands and financial, distribution, and marketing resources that are substantially greater than ours. Other major factors that affect competition in the markets in which we compete include prices for products and placement of product with major retailers. Also, a major technological breakthrough or marketing success by a competitor could adversely affect our competitive position. In addition, in countries where the juvenile products market is mature, particularly in the United States, sales growth partly depends on our ability to increase our market share at the expense of our competitors. We may not be able to continue to compete effectively in the juvenile products market.

      We do not own or operate our own manufacturing facilities and any significant problems that we experience with independent manufacturers could have a material adverse effect on our results of operations.

      We depend upon independent manufacturers to produce high-quality products for us in a timely manner. We also rely upon the availability of sufficient production capacity at our existing manufacturers or the ability to utilize alternative sources of supply. Timely product introductions are essential in the juvenile products industry because our orders are cancelable by customers and, in some cases, subject to monetary penalties imposed by customers, if agreed-upon delivery dates are not met. We may not be able to maintain sufficient inventory levels if our independent manufacturers fail to provide the required production capacity. A failure by one or more of our significant manufacturers to meet established criteria for pricing, product quality or timeliness could also negatively impact our sales and profitability. We have no long-term manufacturing agreements with our suppliers and we compete with other juvenile product companies, including companies that are much larger than us, for access to production facilities. In 2001, our largest supplier, which is located in Taiwan, manufactured products that represented approximately 13% of our sales. The loss of or significant problems with this supplier could have a material adverse impact on our results of operations.

      Many of our products are manufactured in China and we may experience difficulty or increased expense in shipping these products back into the United States or Europe.

      A substantial portion of our products sold in 2001 was manufactured in Asia. Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. China gained Permanent Normal Trade Relations (PNTR) with the United States when it acceded to the World Trade Organization, effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by us, which could adversely impact our business. The European Community (EC) has enacted a quota and tariff system with respect to the importation into the EC of certain toy products originating in China. Although we continue to evaluate alternative sources of supply outside of China, we may not be able to develop alternative sources of supply in a timely and cost-effective manner.

      We may have difficulty obtaining sufficient amounts of a particular product or disposing of excess inventory if we miscalculate the amount of a product that we will be able to sell.

      Many of our products have relatively long lead times for design and production of product or are manufactured by suppliers in foreign countries. As a result, we must commit to production tooling and to production in advance of orders. If we fail to accurately forecast consumer demand or if there are changes in consumer preferences or market demand after we have made such production commitments, we may encounter difficulty in filling customer orders or in liquidating excess inventory; may find that retailers are canceling orders or returning product; and may have to write off the cost of molds for certain unsuccessful products, all of which may have a material adverse effect on our sales, margins, profit, and brand image.

      Both the raw materials used in our products and the transportation of those products is expensive.

      Plastic, paperboard, other materials, and shipping and transportation costs for our products and packaging constitute significant costs to us. The primary resource used in most manufacturing plastics is petroleum, and the cost and availability of plastic for use in our products varies with the price of petroleum. The cost of transporting our products also varies with the cost of oil. High transportation costs or the inability of our suppliers to acquire sufficient plastic, paperboard, and other materials at reasonable prices could adversely affect our ability to sustain its gross profit.

      We intend to increase our sales in international markets, which are subject to a number of risks.

      Our international sales in 2001 accounted for approximately 11.8% of our total net sales. In foreign markets, particularly the U.K., France, Germany and Canada, we compete against long-established companies with well-known brand names. In countries where the juvenile products markets are mature, our sales growth depends on our ability to increase our market share at the expense of well-established local competitors. International sales are also subject to downturns in the economies and fluctuations in the currencies of foreign countries, and changes in the economic conditions and buying power of consumers in foreign markets, particularly in Asia, Russia, and Latin and South America. Although at times we enter into forward currency forward exchange contracts in order to hedge our exposure to currency fluctuations, we may still encounter unfavorable exchange rates in its transactions with companies in foreign countries. We may not be successful in expanding or sustaining our international sales operations.

      Our products for small children and babies are subject to stringent government regulations, which we must comply with or face recalls of our products or fines.

      Consumer products in general, and in particular products for babies and infants, are subject to regulation both domestically and internationally. In addition, consumer activist groups put pressure on governments around the world to increase their regulations regarding the safety of the materials used to make products for babies and infants, such as certain kinds of plastic. Our products are subject to the provisions of the Federal Consumer Safety Act, the Federal Hazardous Substances Act, the Federal Flammable Fabrics Act, and the Child Safety Protection Act and the regulations promulgated thereunder. These laws authorize the Consumer Product Safety Commission (CPSC) to protect the public from products that present a substantial risk of injury. The CPSC can require the repurchase or recall by the manufacturer of articles that are found to be defective, and impose fines or penalties on the manufacturer, or recommend the recall of products containing chemicals or other materials deemed by the CPSC to be harmful to children and infants. Similar laws exist in some states and cities and in other countries in which we markets our products. Any recall of its products could have a material adverse effect on our earnings, depending on the particular product.

      If our products for small children and infants are faulty, we may be subject to negative publicity and product liability claims that exceed our insurance coverage.

      Our juvenile products are developed for and used by small children and infants. If our products have safety problems that we are not aware of or the CPSC recalls a product, we may experience negative publicity that could adversely impact our reputation and our sales. Additionally, we could be subject to product liability suits. We carry product liability insurance in amounts which management deems adequate to cover risks associated with this use; however, existing or future insurance coverage may not be sufficient to cover all product liability risks.

      Our intellectual property is very important to us and we may face litigation based on challenges to our intellectual property.

      We believe that our intellectual property has significant value. To our knowledge, there are no pending material challenges to our intellectual property. However, from time to time, we have been, and in the future may be, the subject of litigation challenging our ownership of certain intellectual property. We may incur substantial costs in defending such legal actions. The loss of our principal trademark, The First Years™, could have a serious impact on our business. Because of the importance of our intellectual property, our business is subject to the risk of claims for intellectual property infringement.

      We recently hired a number of new senior executives and we must integrate them and also retain existing executives in order to implement our business plans.

      We depend upon the ability and experience of our senior management team and other key employees. In 2000 and 2001, we hired a number of new key executives for our management team. Competition for qualified personnel is intense. The loss of the services of key personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on our operations.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

      The First Years is exposed to certain market risks, which include changes in United States and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. We attempt to reduce material risks by using foreign currency forward exchange contracts and managing our working capital to minimize currency and interest rate exposure.

Foreign Currency Market Risk

      Our international operations are subject to certain opportunities and risks, including currency fluctuations. Our international sales in 2001 account for 11.8% of total net sales and the value of the United States dollar affects our financial results and changes in exchange rates may affect our revenues, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. At times, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British Pound, and the Canadian dollar. We also attempt to minimize currency exposure risk through working capital management. In 2001 and 2000, the impact of foreign exchange gains or losses was not material. We had no outstanding foreign currency forward exchange contracts as of December 31, 2001 and 2000.

      In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their currencies and European Union’s common currency, the Euro. The introduction of the Euro was phased in over a period ended January 1, 2002, when Euro notes and coins came into circulation. The replacement of legacy currencies with the Euro did not have and is not expected to have a material impact on our operations or Consolidated Financial Statements.

Interest Rate Risks

      Changes in interest rates affect interest income earned on the Company’s cash equivalents and short-term investments, composed primarily of U.S. treasury obligations and short-term money market instruments. We do not attempt to reduce or eliminate our market exposure to changes in interest rates in the U.S. or in international operations.

Item 8.  Financial Statements and Supplementary Data

      Financial Statements listed under Item 14.(a) 1. are included in Part IV of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item will be included in our definitive proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by this item will be included in our definitive proxy statement for the 2002 Annual Meeting of Stockholders, except that the sections in the definitive proxy statement entitled “Board Compensation Committee Report on Executive Compensation”, “Audit Committee Report” and the “Stock Performance Chart” shall not be deemed incorporated herein by reference to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be included in our definitive proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference

Item 13.	Certain Relationships and Related Transactions

      The information required by this item will be included in our definitive proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

III-1

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14.(a) 1.   Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

   (a) 2.   Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000, and 1999

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

14.(a) 3.  Exhibits

Exhibit		Description

3.1		Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.
3.2		By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
4.1		Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.
4.2		Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N. A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.
10.1*		Agreement with the Children’s Television Workshop dated July 1, 1996 regarding the licensing of Sesame Street characters. Filed as Exhibit (10)(g) to the Company’s annual report on Form 10-K for the period ended December 31, 1996 and incorporated herein by reference.
10.2*		Letter agreement with Children’s Television Workshop dated as of July 1, 1999 regarding the renewal of licensing of Sesame Street characters. Filed as Exhibit (10)(d) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
10.3*	*	Letter agreement with Sesame Workshop dated July 1, 2001 regarding the renewal of licensing Sesame Street characters. Filed herewith and incorporated herein by reference.
10.4*		Agreement with Disney Enterprises, Inc. dated as of August 1, 2000 relating to the licensing of Winnie the Pooh, Disney Classics and Disney Standard characters. Filed as Exhibit (10)(w) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.
10.5		The First Years Inc. 1993 Equity Incentive Plan, as amended through May 20, 1999. Filed as Exhibit (10)(t) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.
10.6		The First Years Inc. 1993 Stock Option Plan for Directors, as amended through October 1, 1999. Filed as Exhibit (10)(f) to the Company’s Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
10.7		Letter Agreement between The First Years Inc. and Jerome M. Karp dated August 8, 1999. Filed as Exhibit (10)(v) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

Exhibit	Description

10.8	Employment Agreement between The First Years Inc. and Ronald J. Sidman dated September 30, 1999. Filed as Exhibit (10)(u) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.
10.9	Agreement between The First Years Inc. and Wayne Shea dated August 12, 1997. Filed as Exhibit (10)(o) to the Company’s annual report on Form 10-K for the period ended December 31, 1997, and incorporated herein by reference.
10.10	Agreement between The First Years Inc. and Bruce Baron dated July 10, 1997. Filed as Exhibit (10)(p) to the Company’s annual report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference.
10.11	Non-Compete Agreement between The First Years Inc. and Richard F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(m) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
10.12	Change of Control Agreement between The First Years Inc. and Richard F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(n) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
10.13	Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated September 28, 2000. Filed as Exhibit (10)(o) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
10.14	Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated March 21, 2001. Filed herewith and incorporated by reference.
10.15	Agreement between The First Years Inc. and James A. Connors, Jr. dated May 8, 2000. Filed as Exhibit (10)(p) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP dated March 29, 2002.

*	Confidential Treatment has been granted with respect to portions of this document by the Securities and Exchange Commission.

**	Portions of this document were omitted and have been filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment.

14.(b)  Report on Form 8-K

      We filed a Form 8-K on November 20, 2001 in conjunction with the adoption of our Common Stock Rights Agreement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST YEARS INC.
_______________________________________ (Registrant)

By:	/s/ RONALD J. SIDMAN

Ronald J. Sidman, Chief Executive Officer,
Chairman of the Board of Directors, and President
Date: March 29, 2002

By:	/s/ JOHN R. BEALS

John R. Beals, Treasurer and Senior Vice President —
Finance(Chief Financial Officer and Chief
Accounting Officer)
Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

Signature	Title	Date

/s/ RONALD J. SIDMAN Ronald J. Sidman	Chief Executive Officer, Chairman of the Board of Directors and President	March 29, 2002
/s/ JEROME M. KARP Jerome M. Karp	Director	March 29, 2002
/s/ EVELYN SIDMAN Evelyn Sidman	Director	March 29, 2002
/s/ BENJAMIN PELTZ Benjamin Peltz	Director	March 29, 2002
/s/ FRED T. PAGE Fred T. Page	Director	March 29, 2002
/s/ KENNETH R. SIDMAN Kenneth R. Sidman	Director	March 29, 2002
/s/ LEWIS M. WESTON Lewis M. Weston	Director	March 29, 2002
/s/ WALKER J. WALLACE Walker J. Wallace	Director	March 29, 2002
/s/ BETH J. KAPLAN Beth J. Kaplan	Director	March 29, 2002
/s/ RICHARD WENZ Richard Wenz	Director	March 29, 2002

THE FIRST YEARS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Page

Independent Auditors’ Report	IV-5
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2001 and 2000.	IV-6
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999.	IV-7
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2000, and 1999.	IV-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999.	IV-9
Notes to Consolidated Financial Statements	IV-10-19
Financial Statement Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000, and 1999	IV-20

INDEPENDENT AUDITORS’ REPORT

      To the Board of Directors and Stockholders of
The First Years Inc.
Avon, Massachusetts

      We have audited the accompanying consolidated balance sheets of The First Years Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The First Years Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/     DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 7, 2002

THE FIRST YEARS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents (Notes 1 and 8)	$13,310,004	$21,180,242
Accounts receivable (less allowance for doubtful accounts of $250,000 in 2001 and $270,000 in 2000) (Note 8)	17,318,497	19,527,429
Inventories (Note 1)	20,331,823	18,443,713
Prepaid expenses and other assets	1,784,793	756,357
Deferred tax asset (Notes 1 and 3)	2,156,500	2,069,900

Total current assets	54,901,617	61,977,641

Property, Plant, and Equipment (Note 1):
Land	167,266	167,266
Building	5,309,915	5,254,150
Machinery and molds	7,809,664	7,233,145
Furniture and equipment	7,826,605	6,269,346

Total	21,113,450	18,923,907
Less accumulated depreciation	10,739,306	9,207,168

Property, plant, and equipment — net	10,374,144	9,716,739

Total Assets	$65,275,761	$71,694,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,824,321	$11,605,240
Accrued royalty expense (Note 6)	819,286	946,623
Accrued selling expenses	3,200,951	3,023,528

Total current liabilities	16,844,558	15,575,391

Deferred Tax Liability (Notes 1 and 3)	1,202,800	1,216,200

Commitments and Contingencies (Notes 5, 6, and 8)
Stockholders’ Equity (Notes 4, 7, and 9):
Common stock — authorized, 50,000,000 shares; issued 10,748,404 and 10,679,337; outstanding, 8,173,867 and 9,175,765 as of December 31, 2001 and 2000, respectively	1,074,840	1,067,934
Paid-in-capital	9,277,390	8,714,711
Retained earnings	66,686,505	60,985,483
Less treasury stock at cost, 2,574,537 and 1,503,572 shares as of December 31, 2001 and 2000, respectively	(29,810,332)	(15,865,339)

Total stockholders’ equity	47,228,403	54,902,789

Total Liabilities and Stockholders’ Equity	$65,275,761	$71,694,380

See notes to consolidated financial statements.

THE FIRST YEARS INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999

Net Sales (Notes 1, 6, 8, and 10)	$132,122,581	$133,475,387	$136,417,312
Cost of Products Sold (Notes 1 and 10)	83,777,994	85,799,934	86,811,017

Gross Profit	48,344,587	47,675,453	49,606,295
Selling, General, and Administrative Expenses (Notes 1, 7, and 11)	38,412,370	33,932,150	34,903,802

Operating Income	9,932,217	13,743,303	14,702,493
Interest Income	664,071	743,260	582,640

Income Before Income Taxes	10,596,288	14,486,563	15,285,133
Provision for Income Taxes (Notes 1 and 3)	4,344,500	5,835,600	6,190,500

Net Income (Note 10)	$6,251,788	$8,650,963	$9,094,633

Basic Earnings Per Share (Notes 1 and 9)	$0.68	$0.91	$0.89

Diluted Earnings Per Share (Notes 1 and 9)	$0.67	$0.90	$0.87

See notes to consolidated financial statements.

THE FIRST YEARS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	Common Stock
			Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Treasury Stock

Balance, January 1, 1999	10,440,014	$1,046,141	$7,472,398	$44,438,589	$(309,724)
Stock issued under stock option plans (Note 7)	108,921	10,892	457,725	—	—
Tax benefit derived from option compensation deduction	—	—	122,500	—	—
Dividends paid	—	—	—	(625,403)	—
Repurchase of 932,700 shares for treasury	(932,700)	—	—	—	(10,005,325)
Net income	—	—	—	9,094,633	—

Balance, December 31, 1999	9,616,235	1,057,033	8,052,623	52,907,819	(10,315,049)
Stock issued under stock option plans (Note 7)	109,008	10,901	569,688	—	—
Tax benefit derived from option compensation deduction	—	—	42,400	—	—
Compensation charge related to grant of common stock option	—	—	50,000	—	—
Dividends paid	—	—	—	(573,299)	—
Repurchase of 549,478 shares for treasury	(549,478)	—	—	—	(5,550,290)
Net income	—	—	—	8,650,963	—

Balance, December 31, 2000	9,175,765	1,067,934	8,714,711	60,985,483	(15,865,339)
Stock issued under stock option plans (Note 7)	69,067	6,906	454,379	—	—
Tax benefit derived from option compensation deduction	—	—	48,300	—	—
Compensation charge related to grant of common stock option	—	—	60,000	—	—
Dividends paid	—	—	—	(550,766)	—
Repurchase of 1,070,965 shares for treasury	(1,070,965)	—	—	—	(13,944,993)
Net income	—	—	—	6,251,788	—

Balance, December 31, 2001	8,173,867	$1,074,840	$9,277,390	$66,686,505	$(29,810,332)

See notes to consolidated financial statements.

THE FIRST YEARS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999

Cash Flows from Operating Activities:
Net income	$6,251,788	$8,650,963	$9,094,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,227,389	2,019,279	1,679,252
Compensation charge related to grant of common stock option	60,000	50,000	—
Provision for doubtful accounts	1,217,405	87,324	78,968
Loss on disposal of equipment	552,527	415,389	1,232,322
Change in deferred income taxes	(100,000)	(105,800)	(121,700)
Increase (decrease) arising from working capital items:
Accounts receivable	991,527	1,973,133	(2,653,727)
Inventories	(1,888,110)	1,909,132	(1,832,822)
Prepaid expenses and other assets	(980,136)	595,017	1,452,160
Accounts payable	1,219,081	1,161,932	(158,624)
Accrued royalty expense	(127,337)	(845,852)	(337,552)
Accrued selling expenses	177,423	(25,019)	(49,685)

Net cash provided by operating activities	9,601,557	15,885,498	8,383,225

Cash Flows from Investing Activities:
Purchase of property, plant, and equipment	(3,437,321)	(2,562,984)	(4,597,283)

Cash Flows from Financing Activities:
Dividends paid	(550,766)	(573,299)	(625,403)
Purchase of treasury stock	(13,812,486)	(5,550,290)	(9,910,750)
Common stock issued under stock option plans	328,778	580,589	374,042

Net cash used for financing activities	(14,034,474)	(5,543,000)	(10,162,111)

(Decrease) increase in Cash and Cash Equivalents	(7,870,238)	7,779,514	(6,376,169)

Cash and Cash Equivalents, Beginning of Year	21,180,242	13,400,728	19,776,897

Cash and Cash Equivalents, End of Year	$13,310,004	$21,180,242	$13,400,728

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$0	$0	$0

Income taxes	$4,848,491	$4,635,972	$5,292,295

Supplemental Schedule of Noncash Financing Activities:
Treasury stock transactions	$132,507	$0	$94,575

See notes to consolidated financial statements.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

      Business — The First Years Inc., a Massachusetts corporation, (the “Company”), is a developer, marketer, and distributor of basic accessories and related products for infants and toddlers. The Company was founded and incorporated in 1952. Since its inception, the Company has engaged in this single line of business, with one class of similar products. The following is a summary of the Company’s significant accounting policies.

      Basis of Reporting — The consolidated financial statements include the accounts of The First Years Inc. and the Company’s wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

      Revenue Recognition — Revenue is recognized when products are shipped to customers. Amounts billed to customers for shipping and handling are included in net sales. Common to our industry, customers may be authorized to return selected products and the Company reduces sales and accounts receivables for actual returns and estimates future returns based on historical trends and information available to us, including the pattern of returns immediately following the reporting period.

      In 2000 the Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101). No accounting changes were required in connection with the adoption of SAB 101 and, accordingly, the adoption had no effect on the Company’s financial position, results of operations, stockholders’ equity, or cash flows.

      Sales Incentives — Costs associated with sales incentives to promote the Company’s products, including costs related to cooperative advertising programs, slotting fees or buydowns, and certain rebates, are reflected as selling, general, and administrative expenses when incurred. See New Accounting Pronouncements.

      Cash and Cash Equivalents — Highly liquid investments with a maturity of three months or less when purchased have been classified as cash and cash equivalents. Such investments are carried at cost, which approximates market value.

      Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of finished goods, unpackaged components, and supplies.

      Property, Plant, and Equipment — Property, plant, and equipment is stated at cost. Depreciation is provided based on the estimated useful lives of the various classes of assets (building, 15 to 40 years; machinery and molds, 5 to 10 years; furniture and equipment, 5 to 10 years) using the straight-line method.

      Income Taxes — Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

      Employee Stock-Based Compensation — The Company uses the intrinsic value-based method of Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations, to account for employee stock-based compensation plans.

      Earnings Per Share — Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company’s consolidated financial statements include allowances for doubtful accounts, obsolete inventories, sales returns, and estimates related to the DINP charges (see footnote 10). Actual results could differ from those estimates.

      Product Development Costs — Product development costs are expensed as incurred. During 2001, 2000, and 1999, product development costs approximated $4,970,000, $4,246,000, and $3,780,000, respectively.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign Currency Remeasurement — The Company’s functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities of the Company’s foreign operations are remeasured from the respective local currency to the U.S. dollar using year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year. Accordingly, remeasurement adjustments and transaction gains and losses are recognized as income (loss) in the year of occurrence and are recorded as a component of cost of products sold.

      Fair Value of Financial Instruments — The fair value of the Company’s assets and liabilities which constitute financial instruments as defined in Statement of Financial Accounting Standards (SFAS) No. 107 approximate their recorded value.

      Reclassifications — Certain reclassifications were made to prior year amounts in order to conform with the current year presentation. See New Accounting Pronouncements.

      Reporting Comprehensive Income — Comprehensive income was equal to net income for the years ended December 31, 2001, 2000 and 1999.

     New Accounting Pronouncements

      On January 1, 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments. Specifically it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative (that is unrealized gains or losses) will be recorded as a component of an entity’s net income or other comprehensive income, depending upon designation of the derivative for hedging purposes. The adoption of SFAS No. 133 was not material to the Company’s consolidated financial statements.

      The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency risks on future cash flows emanating from sales denominated in foreign currencies. Foreign currency forward exchange contracts are used to offset changes in the fair value of certain assets and liabilities resulting from transactions with third parties denominated in foreign currencies. It is the policy of the Company to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.

      All foreign currency forward exchange contracts are denominated in currencies of major industrial countries. All of the foreign currency forward exchange contracts entered into by the Company, although effective hedges from an economic perspective, have not been designated as hedges for accounting purposes. These contracts are recognized on the consolidated balance sheet at fair value with the changes in the fair value recognized in the consolidated statements of income as a component of cost of products sold.

      During 2000, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers. The adoption of EITF No. 00-10 resulted in a reclassification of certain prior year amounts. These reclassifications had no impact on operating income or net income.

      In January 2001, the EITF reached a consensus on one item within Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future”. The consensus requires certain cash rebates be recognized as a reduction of revenue based on a systematic and rational allocation of the cost of honoring the rebates to the underlying the determination of revenue transactions. As a result of adopting this consensus the Company included approximately $266,000 of sales incentives in the determination of net sales for the year ended December 31, 2001 and reclassified prior year amounts in order to conform with current year presentation. Prior year reclassified amounts were not material. Operating income and net income were not affected by the implementation of this EITF.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2001 the EITF reached consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives.” The consensus in EITF No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, consumer coupons, rebates and free products. The consensus requires, among other things, certain refunds or rebates of the selling price of a product be classified as a reduction of revenue, versus a selling, general, and administrative expense.

      In April of 2001 the EITF reached consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” The consensus in EITF No. 00-25 addresses the income statement classification of “slotting fees”, cooperative advertising arrangements and “buydowns”. The consensus requires these customer promotional payments to be classified as a reduction of revenue, versus a selling, general, and administrative expense.

      The Company is required to adopt the consensus in both EITF Issue No. 00-14 and 00-25 no later than the first quarter of fiscal year 2002. With the adoption of these EITF Issues in 2002, it is estimated that approximately $6.3 million and $4.7 million of sales incentives in 2001 and 2000 respectively, will be reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. These reclassifications have no impact on operating income and net income.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies” and eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by the Company subsequent to June 30, 2001. The Company did not consummate any acquisitions subsequent to June 30, 2001. SFAS No. 142 is effective for the Company as of January 1, 2002. SFAS No. 142, supersedes APB Opinion no. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of these statements did not have a material impact on the Company’s consolidated statements of income, consolidated financial position or results of operations.

      In August 2001, the FASB issued Statement No. 144 (SFAS No. 144), “Accounting for the Impairment of and Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SAFS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

2.     Debt

      During 2001 and 2000, the Company had available an unsecured line of credit totaling $10,000,000 with a bank. The line is subject to annual renewal at the option of the bank and requires no compensating balances. The line bears interest at the prime rate or the LIBOR rate plus 1.75%. No short-term borrowings were incurred by the Company during 2001 or 2000. As of December 31, 2001 and 2000, no balance was outstanding. The line of credit will expire in October 2002.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Income Taxes

      Components of the Company’s net deferred tax asset at December 31 are as follows:

	2001	2000

Deferred tax assets:
Expenses not currently deductible	$319,200	$547,900
Capitalized packaging costs not currently deductible	936,300	828,800
Capitalized inventory costs not currently deductible	660,800	545,000
Other	240,200	148,200

	2,156,500	2,069,900

Deferred tax liabilities:
Excess tax depreciation over financial reporting depreciation	1,202,800	1,216,200

Net deferred tax asset	$953,700	$853,700

      There was no valuation allowance for the years ended December 31, 2001, 2000, and 1999.

      The provision for income taxes consists of the following:

	2001	2000	1999

Federal:
Current	$3,273,600	$4,559,600	$4,985,600
Deferred	(100,000)	(105,800)	(121,700)

Total federal	3,173,600	4,453,800	4,863,900
State	1,170,900	1,381,800	1,326,600

Provision for income taxes	$4,344,500	$5,835,600	$6,190,500

      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

	2001	2000	1999

Statutory rate	34.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	6.1	6.1	5.9
Other	0.9	(0.8)	(0.4)

Effective tax rate	41.0%	40.3%	40.5%

4.     Stockholder’s Equity

      In November 2001, the Board of Directors authorized the Company to repurchase up to 900,000 shares of the Company’s common stock through a modified “Dutch Auction” tender offer, and, in the event of an over-subscription within a specified range, to accept shares on a pro rata basis at a price range of $10.65 to $12.65. The Company completed repurchases under this authorization during 2001 and purchased 1,014,498 shares of common stock, representing approximately 11% of the shares outstanding prior to the tender offer, at an aggregate purchase price of $12,833,400. The costs associated with this transaction totaled $562,211. In 2001, the Company also purchased 42,700 shares of its common stock at an aggregate purchase price of $416,875 under its standing stock repurchase program.

5.     Commitments and Contingencies

      Forward Exchange Contracts — During 2001 and 2000, the Company entered into forward exchange contracts with a bank whereby the Company is committed to deliver foreign currency at predetermined rates.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contracts expire within one year. The Company had no foreign currency forward exchange contracts outstanding as of December 31, 2001 and 2000. Net gains or losses on the settlement of foreign currency forward exchange contracts, reported in cost of products sold in the consolidated statements of income, were not material to the Company’s operating income or net income for the years ended December 31, 2001, 2000, or 1999.

      Other Commitments — At December 31, 2001 and 2000, letters of credit outstanding aggregated approximately $0 and $33,000, respectively.

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

      The Company has entered into employment agreements with certain other executive officers. The various agreements provide for payments related to change of control events, agreements not to compete with the Company, and severance payments depending on the nature of the executive’s termination.

      Contingencies — The Company is involved in legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of these proceedings will not have a material adverse impact on the Company’s financial condition or operating results.

6.     Royalties

      During the past several years, the Company entered into various agreements which provide for the payment of royalties on sales of certain character and patent licensed products. Existing agreements have terms ranging from one to three years and require total minimum royalty payments of $4,439,000 and $4,998,000 as of December 31, 2001 and 2000, respectively. Royalty expenses were $5,377,000, $6,387,000, and $7,909,000 in 2001, 2000, and 1999, respectively, and are reflected in cost of products sold in the accompanying consolidated statements of income.

7.     Benefit Plans

      Defined Contribution Plans — The Company has a defined contribution trusteed benefit plan covering eligible employees, requiring annual contributions based upon certain percentages of salaries of employees. The Company’s policy is to fund pension expense as accrued. Pension expense aggregated $504,000, $551,000, and $599,000 in 2001, 2000, and 1999, respectively. The Company sponsors a 401(k) defined contribution plan covering substantially all Company employees pursuant to which the Company is obligated to match, up to specified amounts, employee contributions. Company contributions to this plan were not material for the periods presented.

      Stock Option Plans — In May 1993, the Company’s stockholders approved the adoption of The First Years Inc. 1993 Equity Incentive Plan and The First Years Inc. 1993 Stock Option Plan for Non-employee Directors (collectively, the “Option Plans”) which cover employees and non-employee directors of the Company, respectively. The Board has reserved 2,980,000 shares for issuance under the Option Plans. As of December 31, 2001, there are 838,607 options available for future grant under the Option Plans. The exercise price for the incentive stock options granted under the Option Plans may not be less than the fair market value of the common stock at the date of grant, 110% of fair market value in the case of options granted to a 10% stockholder.

      In 2001 and 2000, a director of the Company received options to purchase 12,766 and 12,435 shares, respectively, of the Company’s Common Stock at an exercise price of $8.25 and $7.625, respectively, per share as compensation for consulting services. The Company recorded a charge to operations of $60,000 and $50,000 in 2001 and 2000, respectively, for the compensation expense related to the stock option grants.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the Option Plans, employees of the Company may purchase stock on the exercise of their options through the delivery of existing shares of the Company’s common stock. The shares delivered to the Company by the employee must have been outstanding for at least six months. The Company acquired 13,767 shares of its common stock for the year ended December 31, 2001 through the delivery of mature shares by an employee for the exercise of stock options. The Company did not acquire any shares for the year ended December 31, 2000. The Company acquired 8,400 shares for the year ended December 31, 1999.

      Options granted must be exercised within the period prescribed by the Compensation Committee; the options vest in accordance with the vesting provisions prescribed at the time of grant.

      A summary of activity of stock options granted under the Option Plans is as follows:

				Weighted
	Weighted			Average
	Average			Exercise
	Exercise	Number of		Price for
	Price Per	Options	Options	Options
	Share	Outstanding	Exercisable	Exercisable

January 1, 1999	$9.30	694,556	341,902	$5.88
Granted	14.24	244,896
Canceled	12.97	(45,909)
Exercised	4.30	(108,921)
Expired	11.44	(18,000)

December 31, 1999	11.27	766,622	428,615	$9.46
Granted	7.83	477,971
Canceled	9.73	(80,846)
Exercised	5.33	(109,008)

December 31, 2000	10.43	1,054,739	532,601	$11.49
Granted	9.22	292,322
Canceled	9.71	(69,965)
Exercised	6.71	(69,067)

December 31, 2001	$10.39	1,208,029	726,338	$11.43

      The grant date fair value for options granted in 2001, 2000, and 1999 was $5.19, $4.74, and $8.24, respectively.

      The following table sets forth information regarding stock options outstanding at December 31, 2001 under the Stock Option Plans as described above:

					Weighted
				Number	Average
Number		Weighted	Weighted	Currently	Exercise
of Options	Range of	Average	Average	Exercisable	Price for
Outstanding	Exercise	Exercise	Remaining	at	Options
at 12/31/01	Prices	Price	Life	12/31/01	Exercisable

12,000	$2.75 — $4.13	$2.78	1.92	12,000	$2.78
26,000	4.13 — 6.19	4.63	3.42	26,000	4.63
659,632	6.19 — 9.28	8.31	8.29	213,455	8.05
372,451	9.28 — 13.92	12.89	7.12	339,361	12.80
137,946	13.92 — 17.00	15.39	7.06	135,522	15.39

1,208,029		$10.39	7.62	726,338	$11.43

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Disclosures

      As described in Note 1, the Company applies the intrinsic value method of APB No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share for the years ended December 31, 2001, 2000, and 1999 would have been as follows:

	2001	2000	1999

Net income	$4,526,206	$6,976,525	$7,597,937
Basic earnings per share	$0.50	$0.73	$0.74
Diluted earnings per share	$0.49	$0.73	$0.73

      For purposes of the pro forma disclosures, the fair value of the options granted under the Company’s stock option plans during 2001, 2000, and 1999 was estimated on the date of grant using the Binomial option-pricing model. Key assumptions used to apply this pricing model are as follows:

	2001	2000	1999

Risk free interest rate	4.78%	6.35%	5.09%
Expected life of option grants	7.67 years	7.65 years	8.47 years
Expected volatility of underlying stock	43.45%	45.50%	44.82%
Expected dividend payment rate	0.85%	0.85%	0.85%

      The pro forma disclosures include the effects of options granted in 2001, 2000, and 1999.

8.  Current Vulnerability Due to Certain Concentrations

      Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and forward foreign currency exchange contracts (see Note 5). The Company’s cash equivalents consist of money market funds placed with major banks and financial institutions. The Company’s trade receivables principally include amounts due from retailers who are geographically dispersed. The Company’s three largest customers accounted for 61% and 60% of the trade receivables outstanding at December 31, 2001 and 2000, respectively. The Company routinely assesses the financial strength of its customers. The Company purchases credit insurance for certain of its foreign customers to limit its potential exposure to foreign trade receivable credit risks. The Company routinely assesses the financial strength of the bank which is the counterparty to the forward exchange contracts. As of December 31, 2001, management believes it had no significant exposure to credit risks.

      Major Customers and Export Sales — The Company derived 10% or more of its net sales from its three largest customers. The Company’s largest customer accounted for net sales of approximately $30,433,000, $32,847,000, and $38,760,000, in 2001, 2000, and 1999, respectively. The Company’s second largest customer accounted for net sales of approximately $26,556,000, $26,580,000, and $25,645,000, in 2001, 2000, and 1999, respectively. The Company’s third largest customer accounted for net sales of approximately $20,151,000, $17,972,000, and $19,072,000 in 2001, 2000, and 1999. No other customer accounted for 10% or more of the Company’s sales. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $15,603,000, $14,958,000, and $14,459,000 in 2001, 2000, and 1999, respectively.

      Reliance on Licensed Products — The Company derives a significant portion of its net sales from products under license. Net sales of products licensed under our most significant licensing agreement amount to approximately $35,907,000, $38,565,000, and $46,587,000 or 27%, 29%, and 34% of the Company’s total net sales for the years ended December 31, 2001, 2000, and 1999, respectively. This licensing agreement was renewed in 2000 and will expire at the end of 2002. While management currently anticipates negotiating a

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renewal of the license, non-renewal of this licensing agreement or, renewal on terms not favorable to the Company, could have a material adverse affect on the Company’s business.

      Reliance on Foreign Manufacturers — The Company does not own or operate its own manufacturing facilities. In 2001, 2000, and 1999, the Company derived approximately 69%, 69%, and 54%, respectively, of its net sales from products manufactured by others in the Far East, primarily in China. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely, depending on the particular product.

9.  Computation of Earnings per Share

      Computation of the earnings per share (“EPS”) in accordance with SFAS No. 128 is as follows:

	2001	2000	1999

Weighted average shares outstanding	9,151,540	9,500,726	10,226,470
Effect of dilutive shares	152,732	119,202	175,827

Weighted average diluted shares outstanding	9,304,272	9,619,928	10,402,297

Net Income	$6,251,788	$8,650,963	$9,094,633

Basic earnings per share	$0.68	$0.91	$0.89

Diluted earnings per share	$0.67	$0.90	$0.87

      As of December 31, 2001, options to purchase 426,487 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average price of the common shares. The options, which expire in 2004 to 2009, had exercise prices ranging from $13 1/2 to $17 per share. The options were still outstanding at the end of 2001.

      As of December 31, 2000, options to purchase 498,865 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average price of the common shares. The options, which expire in 2007 to 2010, had exercise prices ranging from $9 5/8 to $17 per share. The options were still outstanding at the end of 2000.

      As of December 31, 1999, options to purchase 518,840 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average price of the common shares. The options, which expire in 2002 to 2009, had exercise prices ranging from $8 3/4 to $17 3/4 per share. The options were still outstanding at the end of 1999.

10.  Diisononyl Phthalate Matter

      During the fourth quarter of 1998, the Company recorded a charge relating to sales returns and the write-off of inventory of certain products containing diisononyl phthalate (“DINP”), a plastic softener. Although the results of a study on DINP conducted by the U.S. Consumer Product Safety Commission resulted in the Commission not recommending a ban on products containing DINP, some retailers decided to return certain products containing this material. Net sales for the year ended December 31, 1998 reflect a charge of $3,000,000 related to the sales returns of certain DINP products. Cost of sales for the year ended December 31, 1998 reflect a charge of $1,100,000 related to the write-off of inventory of certain products containing DINP. Net income for the year ended December 31, 1998 reflects a total after-tax charge of $2,400,000 related to the DINP matter.

      During the third quarter of 1999, the Company increased net sales by $384,000 and cost of sales were decreased by $629,000 due to the lower than expected sales returns and inventory write-offs of certain products containing DINP for which a charge was previously recorded in the fourth quarter of 1998. Net income for the year ended December 31, 1999 reflects the total after-tax increase of $603,000 related to the DINP matter.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Legal Settlement

      On February 11, 1999, Mark A. Freeman and Timothy K. Stringer brought a civil action against the Company in the United States District Court for the District of Kansas, Civil Action No. 99 2058 KHV. The complaint in the civil action alleged that the Company’s TumbleMates® valved drinking cups infringed U.S. Patent 5,186,347. In 1999, although the Company vigorously defended the action, it negotiated a settlement of $1,450,000 to remove any uncertainties of a trial and to avoid future legal costs. The settlement reflects no wrongdoing on the part of the Company and allows the Company to continue to sell the valved drinking cups without restriction. The expense has been recorded as part of the selling, general, and administrative costs in the consolidated financial statements.

12.  Segment Information

      During 1998, the Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This statement establishes standards for the definition and disclosure of information pertaining to the Company’s business segments. SFAS No. 131 requires identification of segments based upon a company’s internal structure and reporting methodology.

      The Company operates in one business segment. It engages in the single line of business of developing and marketing one class of similar products for infants and toddlers distributed through the same channels. Within this operating segment, the Company had net sales of approximately $88,273,000, $87,896,000, and $82,493,000 related to The First Years brand sales and approximately $43,850,000, $45,579,000, and $53,924,000 related to licensed and specialty sales in 2001, 2000, and 1999, respectively.

      For marketing purposes, the Company’s product line consists of three categories, Feeding & Soothing, Play and Discover, and Care and Safety. Net sales by product category for the year ended December 31 is as follows (in thousands):

Product Category	2001	2000	1999

Feeding & Soothing	$46,874	$55,686	$60,418
Play & Discover	35,674	30,424	30,446
Care & Safety	49,575	47,365	45,553

      As of December 31, 2001 and 2000, the Company has $1,554,726 and $1,341,882, respectively of molds located in various foreign countries which are considered long-lived assets under SFAS No. 131.

      See footnote 8 for discussion of major customers, export sales, and licensed product sales.

13.  Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for the years ended December 31, 2001 and 2000 is as follows:

				Basic	Diluted
	Net	Gross	Net	Earnings	Earnings
Calendar Quarter	Sales (1)	Profit (1)	Income (2)	Per Share	Per Share

2001
First	$33,785,140	$12,523,211	$2,376,915	$0.26	$0.26
Second	33,508,669	11,966,316	1,496,380	0.16	0.16
Third	36,402,060	13,022,460	2,053,482	0.22	0.22
Fourth (2)	28,426,712	10,832,600	325,011	0.04	0.04
2000
First	$36,762,253	$13,124,207	$3,011,533	$0.31	$0.31
Second	34,260,931	12,135,434	2,294,580	0.24	0.24
Third	32,237,407	11,300,636	1,840,174	0.19	0.19
Fourth	30,214,796	11,115,176	1,504,676	0.16	0.16

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Basic and diluted earnings per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

(1)  Quarterly amounts adjusted to reflect certain reclassifications.

(2)	During the 4th quarter of 2001, the Company recorded a specific charge for a bad debt write-off of approximately $952,000.

* * * * * *

SCHEDULE II

THE FIRST YEARS INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2000, and 1999

		Additions
	Balance,	Charged to
	Beginning of	Costs and			Balance
Description	Year	Expenses	Deductions		End of Year

Valuations Accounts Deducted from Assets to which they Apply —
Allowance for doubtful accounts:
2001	$270,000	$1,217,405 (3)	$1,237,405	(1, 3)	$250,000

2000	$270,000	$87,324	$87,324	(1)	$270,000

1999	$270,000	$78,967	$78,967	(1)	$270,000

Allowance for obsolete inventory:
2001	$300,000	$0	$100,000		$200,000

2000	$390,000	$0	$90,000		$300,000

1999	$250,000	$140,000	$0		$390,000

Allowance for Diisononyl Phthalate product returns:
1999	$2,874,000	$0	$2,874,000	(2)	$0

(1)	Net accounts written off.

(2)	Represents actual returns of $2,490,000 and a $384,000 reversal of allowance due to lower than expected sales returns related to the phthalate matter.

(3)	Includes write-off of certain Kmart receivables of approximately $952,000.

THE FIRST YEARS INC.

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.
3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.
4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.
10.1*	Agreement with the Children’s Television Workshop dated July 1, 1996 regarding the licensing of Sesame Street characters. Filed as Exhibit (10)(g) to the Company’s annual report on Form 10-K for the period ended December 31, 1996 and incorporated herein by reference.
10.2*	Letter agreement with Children’s Television Workshop dated as of July 1, 1999 regarding the renewal of licensing of Sesame Street characters. Filed as Exhibit (10)(d) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
10.3**	Letter agreement with Sesame Workshop dated July 1, 2001 regarding the renewal of licensing Sesame Street characters. Filed herewith and incorporated herein by reference.
10.4*	Agreement with Disney Enterprises, Inc. dated as of August 1, 2000 relating to the licensing of Winnie the Pooh, Disney Classics and Disney Standard characters. Filed as Exhibit (10)(w) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.
10.5	The First Years Inc. 1993 Equity Incentive Plan, as amended through May 20, 1999. Filed as Exhibit (10)(t) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.
10.6	The First Years Inc. 1993 Stock Option Plan for Directors, as amended through October 1, 1999. Filed as Exhibit (10)(f) to the Company’s Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
10.7	Letter Agreement between The First Years Inc. and Jerome M. Karp dated August 8, 1999. Filed as Exhibit (10)(v) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.
10.8	Employment Agreement between The First Years Inc. and Ronald J. Sidman dated September 30, 1999. Filed as Exhibit (10)(u) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.
10.9	Agreement between The First Years Inc. and Wayne Shea dated August 12, 1997. Filed as Exhibit (10)(o) to the Company’s annual report on Form 10-K for the period ended December 31, 1997, and incorporated herein by reference.
10.10	Agreement between The First Years Inc. and Bruce Baron dated July 10, 1997. Filed as Exhibit (10)(p) to the Company’s annual report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference.
10.11	Non-Compete Agreement between The First Years Inc. and Richard F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(m) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
10.12	Change of Control Agreement between The First Years Inc. and Richard F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(n) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
10.13	Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated September 28, 2000. Filed as Exhibit (10)(o) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

Exhibit	Description

10.14	Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated March 21, 2001. Filed herewith and incorporated by reference.
10.15	Agreement between The First Years Inc. and James A. Connors, Jr. dated May 8, 2000. Filed as Exhibit (10)(p) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP dated March 29, 2002.

*	— Confidential Treatment has been granted with respect to portions of this document by the Securities and Exchange Commission.

**	— Portions of this document were omitted and have been filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment.