Form 10-Q
period 2002-03-31
FIRST YEARS INC
filed 2002-05-15
CIK 55698

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarter Ended                      March 31, 2002

Commission file number                     0-7024

The First Years Inc.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2149581 (I.R.S. Employer Identification No.)

One Kiddie Drive, Avon, Massachusetts 02322-1171
(Address of principal executive offices)
(Zip Code)

(508) 588-1220
(Registrant’s telephone number, including area code)

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

     Yes X.     No___.

     The number of shares of Registrant’s common stock outstanding on April 30, 2002 was 8,192,519.

THE FIRST YEARS INC.

INDEX

Page

PART I — FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4-6

Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9

Quantitative and Qualitative Disclosure about Market Risk	10

PART II — OTHER INFORMATION

Other Information	11

SIGNATURES	12

EXHIBIT INDEX	13

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,328,156	$13,310,004
Accounts receivable, net	23,468,788	17,318,497
Inventories	20,398,800	20,331,823
Prepaid expenses and other assets	1,439,866	1,784,793
Deferred tax assets	2,156,500	2,156,500

Total current assets	50,792,110	54,901,617

PROPERTY, PLANT, AND EQUIPMENT:
Land	167,266	167,266
Building	6,160,991	5,309,915
Machinery and molds	8,336,477	7,809,664
Furniture and equipment	8,025,900	7,826,605

Total	22,690,634	21,113,450
Less accumulated depreciation	11,337,249	10,739,306

Property, plant, and equipment — net	11,353,385	10,374,144

TOTAL ASSETS	$62,145,495	$65,275,761

	LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,695,181	$12,824,321
Accrued royalty expenses	250,508	819,286
Accrued selling expenses	1,523,050	3,200,951

Total current liabilities	11,468,739	16,844,558

DEFERRED TAX LIABILITY	1,202,800	1,202,800

STOCKHOLDERS’ EQUITY:
Common stock	1,078,934	1,074,840
Paid-in-capital	9,643,512	9,277,390
Retained earnings	68,835,285	66,686,505
Less treasury stock at cost, 2,596,820 and 2,574,537 shares as of March 31, 2002 and December 31, 2001, respectively	(30,083,775)	(29,810,332)

Total stockholders’ equity	49,473,956	47,228,403

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,145,495	$65,275,761

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

NET SALES	$33,310,840	$32,458,730
COST OF PRODUCTS SOLD	21,682,131	21,261,929

GROSS PROFIT	11,628,709	11,196,801
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,009,856	7,357,238

OPERATING INCOME	3,618,853	3,839,563
INTEREST INCOME	23,227	189,152

INCOME BEFORE INCOME TAXES	3,642,080	4,028,715
PROVISION FOR INCOME TAXES	1,493,300	1,651,800

NET INCOME	$2,148,780	$2,376,915

BASIC EARNINGS PER SHARE	$0.26	$0.26

DILUTED EARNINGS PER SHARE	$0.25	$0.26

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,148,780	$2,376,915
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	597,247	532,826
Provision for doubtful accounts	7,718	5,056
Loss on disposal of equipment	710	0
Increase (decrease) arising from working capital items:
Accounts receivable	(6,158,009)	(4,112,546)
Inventories	(66,977)	1,529,313
Prepaid expenses and other expenses	358,927	(738,071)
Accounts payable and accrued expenses	(3,129,140)	411,945
Accrued royalties	(568,778)	(174,058)
Accrued selling expense	(1,677,901)	(1,752,403)

Net cash used for operating activities	(8,487,423)	(1,921,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant, and equipment	(1,577,198)	(840,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued under stock option plans	90,153	159,462
Purchase of treasury stock	(7,380)	(293,200)

Net cash provided by (used for) financing activities	82,773	(133,738)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,981,848)	(2,894,998)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,310,004	21,180,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,328,156	$18,285,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$11,147	170,000

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Treasury stock transactions	$266,063	$132,507

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.     Amounts in the accompanying balance sheet as of December 31,2001 are condensed from the Company’s audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the periods ended March 31, 2002 and 2001. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     2.     The Company has 50,000,000 authorized shares of $.10 par value common stock with 10,789,339 and 10,748,404 shares issued and 8,192,519 and 8,173,867 shares outstanding as of March 31, 2002 and December 31, 2001, respectively. The Company acquired 22,283 shares of its common stock during the first three months of 2002 through delivery of mature shares by an employee for exercise of stock options.

     3.     Computation of Earnings Per Share (“EPS”) is as follows:

	Three Months Ended
	March 31,

	2002	2001

WEIGHTED AVERAGE SHARES OUTSTANDING	8,177,564	9,177,179
EFFECT OF DILUTIVE SHARES	263,816	86,413

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	8,441,380	9,263,592

NET INCOME	$2,148,780	$2,376,915

BASIC EARNINGS PER SHARE	$0.26	$0.26

DILUTED EARNINGS PER SHARE	$0.25	$0.26

THE FIRST YEARS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

     As of March 31, 2002 options to purchase 615,973 shares of common stock were not included in the computations of diluted EPS because the options’ exercise price was greater than the average price of the Company’s common stock. The options, which expire in 2007 to 2012, had exercise prices ranging from $13.01 to $17.00 per share.

     As of March 31, 2001 options to purchase 732,829 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average price of the Company’s common shares. The options, which expire in 2003 to 2010 had exercise prices ranging from $9.125 to $17.00 per share.

     4.     The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     5.     During the first three months of 2002 and 2001, the Company did not borrow against its $10,000,000 unsecured line of credit established with a bank.

     6.     In 2001, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”. The consensus in EITF No. 01-09 addresses the income statement classification of various types of sales incentives, including discounts, consumer coupons, rebates, and free products as well as “slotting fees”, cooperative advertising arrangements and “buydowns”. The consensus requires these sales incentives be classified as a reduction of revenue, versus a selling, general, and administrative expense.

     The Company adopted the consensus in EITF Issue No. 01-09 on January 1, 2002. EITF Issue No. 01-09 was issued to codify and reconcile EITF Nos. 00-14, 00-22, and 00-25 which address the accounting for consideration given by a vendor to a customer. With the adoption of this EITF in 2002, approximately $1.5 million and $1.3 million of sales incentives for the three months ending March 31, 2002 and 2001, respectively, have been reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. These reclassifications had no impact on operating income and net income.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies” and eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by the Company subsequent to June 30, 2001. SFAS No. 142 was effective for the Company as of January 1, 2002. SFAS No. 142, supersedes APB Opinion no. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of these statements did not have a material impact on the Company’s consolidated statements of income, consolidated financial position or results of operations.

THE FIRST YEARS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

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

     7.     The Company derives sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first three months of 2002 and 2001, net sales of The First Years brand products were approximately $23,473,000 and $21,756,000, respectively, while net sales derived from license and specialty products amounted to approximately $9,838,000 and $10,703,000 in the first three months of 2002 and 2001, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $4,061,000 and $3,331,000 during the first three months of 2002 and 2001, respectively.

THE FIRST YEARS INC.

Part I, Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this Quarterly Report on Form 10-Q that are not strictly historical are “forward looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, are confident, estimate and similar expressions, which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include, but are not limited to, trends in sales of The First Years Brand and licensed products including the effect of slowing economic activity, continued success of new Disney character refreshed graphics, continued success of market research identifying new product opportunities, successful introduction of new products, continued product innovation, the success of new enhancements to the Company’s brand image, growth in international sales, ability to attract and retain key personnel, and growth in sales and earnings. Information with respect to risk factors is contained in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not intend to update any of the forward looking statements after the date of this Report to conform these statements to actual results or changes in our expectations, except as required by law.

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

A. Results of Operations — First Quarter of 2002 Compared with First Quarter of 2001

     Net income for the first quarter of 2002 was $2.1 million or $0.25 per diluted share, compared with $2.4 million or $0.26 per diluted share in 2001. Net sales for the first quarter of 2002 were $33.3 million, compared with $32.5 million in the comparable period in 2001. The increase in net sales was due primarily to an increase in The First Years brand sales, partially offset by a decrease in licensed and specialty sales due, in part, to the impact of the Kmart bankruptcy.

     Cost of products sold for the first quarter of 2002 was $21.7 million, an increase of $0.4 million from the comparable period in 2001, principally due to increased sales. As a percentage of sales, cost of products sold for the first quarter of 2002 decreased to 65% from 66% in the comparable period of 2001, principally due to product mix and planned product cost savings.

     Selling, general, and administrative expenses for the first quarter of 2002 were $8.0 million, an increase of $0.7 million from the comparable period in 2001. The increase is primarily attributable to increased payroll and payroll-related costs associated with infrastructure improvements, mainly in marketing and product development. As a percentage of net sales, selling, general, and administrative expenses for the first quarter of 2002 increased to 24% from 23% in the comparable period of 2001.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its anticipated effective income tax rate.

B. Financial Condition

     With respect to the Condensed Consolidated Balance Sheet, consolidated assets of $62.1 million at March 31, 2002 were $3.1 million lower than at December 31, 2001.

     Our cash and cash equivalents decreased to $3.3 million at March 31, 2002, from $13.3 million at December 31, 2001. The decrease resulted primarily from $8.5 million and $1.5 million used in operating and investing activities, respectively, offset by $0.08 million provided by financing activities.

     Net cash of $8.5 million used for operating activities consisted primarily of $2.1 million from net income adjusted for non-cash items, offset by $11.2 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in accounts receivables and inventories, along with decreases in accounts payables and accrued royalty and selling expenses. Days sales outstanding were 56 for the quarter ended March 31, 2002 and 51 for the year ended December 31, 2001. Inventory turns were 1.1 for the quarter ended March 31, 2002 and 1.2 for the comparable period in 2001.

     Net cash of $1.6 million used in investing activities resulted from capital expenditures. Capital expenditures in 2002 consisted primarily of additions to machinery and molds for new production molds, furniture and equipment related to computer hardware and software, and building additions to our executive and administrative offices.

     Net cash of $0.08 million was provided by financing activities consisting of the proceeds on the issuance of common stock under our stock option plans less treasury stock purchases.

     For the remainder of 2002, we expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and financing arrangements. We have an unsecured line of credit of $10 million, which is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. For the quarter ended March 31, 2002 we had no borrowings under the line of credit and as of December 31, 2001 there were no balances outstanding.

Recent Accounting Pronouncements

     In 2001, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”. The consensus in EITF No. 01-09 addresses the income statement classification of various types of sales incentives, including discounts, consumer coupons, rebates, and free products as well as “slotting fees”, cooperative advertising arrangements and “buydowns”. The consensus requires these sales incentives be classified as a reduction of revenue, versus a selling, general, and administrative expense.

     The Company adopted the consensus in EITF Issue No. 01-09 on January 1, 2002. EITF Issue No. 01-09 was issued to codify and reconcile EITF Nos. 00-14, 00-22, and 00-25 which address the accounting for consideration given by a vendor to a customer. With the adoption of this EITF in 2002, approximately $1.5 million and $1.3 million of sales incentives for the three months ending March 31, 2002 and 2001, respectively, have been reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. These reclassifications had no impact on operating income and net income.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies” and eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by the Company subsequent to June 30, 2001. SFAS No. 142 was effective for the Company as of January 1, 2002. SFAS No. 142, supersedes APB Opinion no. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of these statements did not have a material impact on the Company’s consolidated statements of income, consolidated financial position or results of operations.

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

Part I, Item 3.

Quantitative and Qualitative Disclosure about Market Risk

     The First Years is subject to certain market risks, which include changes in United States and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. We attempt to reduce material risks by using foreign currency forward exchange contracts and managing our working capital to minimize currency and interest rate exposure.

Foreign Currency Market Risk

     Our international operations are subject to certain opportunities and risks, including currency fluctuations. In the quarter ended March 31, 2002, international sales accounted for 12% of total net sales and the value of the United States dollar affects our financial results and changes in exchange rates may affect our revenues, gross margins, operating expenses, and retained earnings as expressed in U.S. dollars. At times, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British Pound, and the Canadian dollar. We also attempt to minimize currency exposure risk through working capital management. In 2001 and 2000, the impact of foreign exchange gains or losses was not material. We had no outstanding foreign currency forward exchange contracts as of March 31, 2002 and December 31, 2001.

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

     Also see the Company’s disclosure regarding Market Risk in Item 7A of its Annual Report on Form 10K for the fiscal year ended December 31, 2001, as filed with the SEC.

THE FIRST YEARS INC.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

     We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2: Changes in Securities and Use of Proceeds

     Not Applicable

Item 3: Defaults Upon Senior Securities

     Not Applicable

Item 4: Submission of Matters to a Vote of Security holders.

     No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the three months ended March 31, 2002.

Item 5: Not Applicable

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits — The following exhibits are filed as part of this Report:

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

THE FIRST YEARS INC. Registrant

Date 5/15/02

By: /s/ John R. Beals John R. Beals, Senior Vice President and Treasurer, (Duly Authorized Officer and Principal Financial Officer)

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