Form 10-Q
period 2002-06-30
FIRST YEARS INC
filed 2002-08-14
CIK 55698

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarter Ended                      June 30, 2002

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

         Yes  .    No  .

         The number of shares of Registrant’s common stock outstanding on July 31, 2002 was 8,205,749.

THE FIRST YEARS INC.

INDEX

Page

PART I — FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4-5

Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-8

Quantitative and Qualitative Disclosure about Market Risk	8-9

PART II — OTHER INFORMATION

Other Information	10-11

SIGNATURES	12

EXHIBIT INDEX	13- 14

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$5,417,868	$13,310,004

Accounts receivable, net	25,866,090	17,318,497

Inventories	18,463,300	20,331,823

Prepaid expenses and other assets	1,012,447	1,784,793

Deferred tax assets	2,156,500	2,156,500

Total current assets	52,916,205	54,901,617

PROPERTY, PLANT, AND EQUIPMENT:

Land	167,266	167,266

Building	6,450,913	5,309,915

Machinery and molds	8,900,375	7,809,664

Furniture and equipment	8,466,558	7,826,605

Total	23,985,112	21,113,450

Less accumulated depreciation	11,962,904	10,739,306

Property, plant, and equipment — net	12,022,208	10,374,144

TOTAL ASSETS	$64,938,413	$65,275,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$10,539,322	$12,824,321

Accrued royalty expenses	279,801	819,286

Accrued selling expenses	1,972,931	3,200,951

Total current liabilities	12,792,054	16,844,558

DEFERRED TAX LIABILITY	1,202,800	1,202,800

STOCKHOLDERS’ EQUITY:

Common stock	1,080,257	1,074,840

Paid-in-capital	9,758,269	9,277,390

Retained earnings	70,203,335	66,686,505

Less treasury stock at cost, 2,596,820 and 2,574,537 shares as of June 30, 2002 and December 31, 2001, respectively	(30,098,302)	(29,810,332)

Total stockholders’ equity	50,943,559	47,228,403

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,938,413	$65,275,761

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

NET SALES	$34,766,239	$31,818,183	$68,077,079	$64,276,913

COST OF PRODUCTS SOLD	22,395,526	21,542,353	44,077,657	42,804,282

GROSS PROFIT	12,370,713	10,275,830	23,999,422	21,472,631

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,680,585	7,912,375	16,690,441	15,269,613

OPERATING INCOME	3,690,128	2,363,455	7,308,981	6,203,018

INTEREST INCOME	18,305	172,725	41,532	361,876

INCOME BEFORE INCOME TAXES	3,708,433	2,536,180	7,350,513	6,564,894

PROVISION FOR INCOME TAXES	1,520,400	1,039,800	3,013,700	2,691,600

NET INCOME	$2,188,033	$1,496,380	$4,336,813	$3,873,294

BASIC EARNINGS PER SHARE	$0.27	$0.16	$0.53	$0.42

DILUTED EARNINGS PER SHARE	$0.26	$0.16	$0.52	$0.42

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,336,813	$3,873,294

Adjustments to reconcile net income to net cash provided by operations:

Depreciation	1,226,833	1,078,898

(Bad debt recoveries) provision for doubtful accounts	(5,765)	11,684

Loss on disposal of equipment	685	231,296

Increase (decrease) arising from working capital items:

Accounts receivable	(8,541,828)	(2,367,946)

Inventories	1,868,523	(2,363,287)

Prepaid expenses and other assets	796,946	(258,819)

Accounts payable and accrued expenses	(2,284,999)	(1,033,606)

Accrued royalties	(539,485)	(265,116)

Accrued selling expense	(1,228,020)	(1,307,321)

Net cash used for operating activities	(4,370,297)	(2,400,923)

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for property, plant, and equipment	(2,875,582)	(1,518,212)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividend	(819,983)	(550,766)

Common stock issued under stock option plans	195,633	170,460

Purchase of treasury stock	(21,907)	(293,200)

Net cash used for financing activities	(646,257)	(673,506)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,892,136)	(4,592,641)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,310,004	21,180,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,417,868	$16,587,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

Income taxes	$2,002,147	$3,306,000

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Treasury stock transactions	$266,063	$132,507

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1.     Amounts in the accompanying balance sheet as of December 31, 2001 are condensed from our audited balance sheet as of that date. All other condensed financial statements are unaudited but, in our opinion, contain all normal recurring adjustments necessary to present fairly our financial position as of June 30, 2002, and our results of operations and cash flows for the periods ended June 30, 2002 and 2001. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         2.     We have 50,000,000 authorized shares of $0.10 par value common stock with 10,802,569 and 10,748,404 shares issued and 8,205,749 and 8,173,867 shares outstanding as of June 30, 2002 and December 31, 2001, respectively. We acquired 22,283 shares of our common stock during the first six months of 2002 through delivery of mature shares of an employee for the exercise of stock options.

         On May 17, 2002, the Board of Directors authorized a $0.10 per share annual cash dividend which was paid on June 15, 2002 to holders of record at the close of business on May 30, 2002.

         3.     Computation of Earnings Per Share (“EPS”) is as follows:

	Three Months Ended
	June 30,

	2002	2001

WEIGHTED AVERAGE SHARES OUTSTANDING	8,198,118	9,178,832

EFFECT OF DILUTIVE SHARES	199,648	177,569

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	8,397,766	9,356,401

NET INCOME	$2,188,033	$1,496,380

BASIC EARNINGS PER SHARE	$0.27	$0.16

DILUTED EARNINGS PER SHARE	$0.26	$0.16

	Six Months Ended
	June 30,

	2002	2001

WEIGHTED AVERAGE SHARES OUTSTANDING	8,187,866	9,184,908

EFFECT OF DILUTIVE SHARES	231,732	131,991

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	8,419,598	9,316,899

NET INCOME	$4,336,813	$3,873,294

BASIC EARNINGS PER SHARE	$0.53	$0.42

DILUTED EARNINGS PER SHARE	$0.52	$0.42

Options to purchase 655,055 shares of common stock for the three months ended June 30, 2002 and options to purchase 635,514 shares of common stock for the six months ended June 30, 2002 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the Company’s common stock. Options to purchase 438,990 shares of common stock for the three months ended June 30, 2001 and options to purchase 585,910 shares of common stock for the six months ended June 30, 2001 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the Company’s common stock.

         4.     The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

         5.     During the first six months of 2002 and 2001, we did not borrow against our $10,000,000 unsecured line of credit established with a bank.

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

         We adopted the consensus in EITF Issue No. 01-09 on January 1, 2002. EITF Issue No. 01-09 was issued to codify and reconcile EITF Nos. 00-14, 00-22, and 00-25 which address the accounting for consideration given by a vendor to a customer. With the adoption of this EITF in 2002, approximately $3.2 million and $3.0 million of sales incentives for the six months ending June 30, 2002 and 2001, respectively, have been reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. These reclassifications had no impact on operating income and net income.

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies” and eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by the Company subsequent to June 30, 2001. SFAS No. 142 was effective for the Company as of January 1, 2002. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of these statements did not have a material impact on our consolidated statements of income, consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of and Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

         7.     We derive sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first six months of 2002 and 2001, net sales of The First Years brand products were approximately $48,136,000 and $42,998,000, respectively, while net sales derived from licensed and specialty products amounted to approximately $19,941,000 and $21,279,000 in the first six months of 2002 and 2001, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $8,529,000 and $7,159,000 during the first six months of 2002 and 2001, respectively.

THE FIRST YEARS INC.

Part I, Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Statements in this Quarterly Report on Form 10-Q that are not strictly historical are “forward looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, are confident, estimate and similar expressions, which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include, but are not limited to, trends in sales of The First Years Brand and licensed products including the effect of slowing economic activity, continued success of new Disney character refreshed graphics, continued success of market research identifying new product opportunities, successful introduction of new products, continued product innovation, the success of new enhancements to our brand image, growth in international sales, ability to attract and retain key personnel, and growth in sales and earnings. Information with respect to risk factors is contained in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not intend to update any of the forward looking statements after the date of this Report to conform these statements to actual results or changes in our expectations, except as required by law.

Critical Accounting Policies and Estimates

         This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and, as a result, actual results may differ from those estimates. Due to the judgment and estimation involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition, and results of operations of The First Years Inc.

         Revenue Recognition — We recognize revenue when products are shipped to customers. Common to our industry, customers may be authorized to return selected products and we reduce sales and accounts receivable for actual returns and estimate future returns based on historical trends and information available to us, including the pattern of returns immediately following the reporting period. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

A.	Results of Operations — Second Quarter of 2002 Compared with Second Quarter of 2001

         Net income for the second quarter of 2002 was $2.2 million or $0.26 per diluted share, compared with $1.5 million or $0.16 per diluted share in 2001. Net sales for the second quarter of 2002 were $34.8 million, compared with $31.8 million in the comparable period in 2001. The increase in net sales was due primarily to an increase in The First Years brand sales, which were positively impacted by successful new product introductions, improved packaging with enhanced graphics, and shifts in timing of certain promotions that took place in the third quarter last year and occurred in the second quarter this year. The increase in The First Years brand sales was partially offset by a decrease in licensed and specialty sales.

         Cost of products sold for the second quarter of 2002 was $22.4 million, an increase of $0.9 million from the comparable period in 2001, principally due to increased sales. As a percentage of net sales, cost of products sold for the second quarter of 2002 decreased to 64% from 68% in the comparable period of 2001, principally due to product mix and planned product cost savings.

         Selling, general, and administrative expenses for the second quarter of 2002 were $8.7 million, an increase of $0.8 million from the comparable period in 2001. The increase is primarily attributable to increased payroll and payroll-related costs associated with infrastructure improvements, mainly in the marketing and product development areas, offset by a decrease in non-payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the second quarter of 2002 remained unchanged from the comparable period of 2001 at 25%.

         In accordance with generally accepted accounting principles, we provide for income taxes on an interim basis using our anticipated effective income tax rate.

B.	Results of Operations — First Half of 2002 Compared with First Half of 2001

         Net income for the first six months of 2002 was $4.3 million or $0.52 per diluted share, compared with $3.9 million or $0.42 per diluted share in 2001. Net sales for the first six months of 2002 were $68.1 million, compared with $64.3 million in the comparable period in 2001. The increase in net sales was due primarily to an increase in The First Years brand sales, partially offset by a decrease in licensed and specialty sales.

         Cost of products sold for the first six months of 2002 was $44.1 million, an increase of $1.3 million from the comparable period in 2001, principally due to increased sales. As a percentage of net sales, cost of products sold for the first six months of 2002 decreased to 65% from 67% in the comparable period of 2001, principally due to product mix and planned product cost savings.

         Selling, general, and administrative expenses for the first six months of 2002 were $16.7 million, an increase of $1.4 million from the comparable period in 2001. The increase is primarily attributable to increased payroll and payroll-related costs associated with infrastructure improvements, mainly in marketing and product development areas, offset by decreases in non-payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the first six months of 2002 increased to 25% from 24% in the comparable period of 2001.

         In accordance with generally accepted accounting principles, we provide for income taxes on an interim basis using our anticipated effective income tax rate.

C.	Financial Condition

         With respect to the Condensed Consolidated Balance Sheet, consolidated assets of $64.9 million at June 30, 2002 were approximately $0.3 million lower than at December 31, 2001.

         Cash and cash equivalents decreased to $5.4 million at June 30, 2002, from $13.3 million at December 31, 2001. The decrease resulted primarily from $4.4 million, $2.9 million, and $0.6 million used in operating, investing, and financing activities, respectively.

         Net cash of $4.4 million used for operating activities consisted primarily of $5.6 million from net income adjusted for non-cash items, offset by $9.9 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in accounts receivable, together with decreases in accounts payable and accrued expenses, accrued royalty and accrued selling expenses. Net cash provided by working capital and other activities resulted primarily from a decrease in inventories and prepaid expenses and other assets. Days sales outstanding were 58 for the first six months of 2002 and 51 for the year ended December 31, 2001. The increase in days sales outstanding is attributable to an increase in net sales for the three months ended June 30, 2002 when compared to the three months ended December 31, 2001. Inventory turns were 2.3 for the first six months of 2002 and 2.2 for the comparable period in 2001.

         Net cash of $2.9 million used in investing activities resulted from capital expenditures. Capital expenditures in 2002 consisted primarily of additions to machinery and molds for new production molds, furniture and equipment related to computer hardware and software, and building improvements to our executive and administrative offices.

         Net cash of $0.6 million used for financing activities consisted primarily of the payment of dividends and treasury stock purchases, which were partially offset by the proceeds on the issuance of common stock under our stock option plans.

         For the remainder of 2002, we expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and financing arrangements. We have an unsecured line of credit of $10 million, which is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. For the quarter ended June 30, 2002 we had no borrowings under the line of credit.

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

         We adopted the consensus in EITF Issue No. 01-09 on January 1, 2002. EITF Issue No. 01-09 was issued to codify and reconcile EITF Nos. 00-14, 00-22, and 00-25 which address the accounting for consideration given by a vendor to a customer. With the adoption of this EITF in 2002, approximately $3.2 million and $3.0 million of sales incentives for the six months ending June 30, 2002 and 2001, respectively, have been reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. These reclassifications had no impact on operating income and net income.

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies” and eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by the Company subsequent to June 30, 2001. SFAS No. 142 was effective for the Company as of January 1, 2002. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of these statements did not have a material impact on our consolidated statements of income, consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of and Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

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

Foreign Currency Market Risk

         Our international operations are subject to certain opportunities and risks, including currency fluctuations. In the quarter ended June 30, 2002, international sales accounted for 13% of total net sales. The value of the United States dollar affects our financial results, and changes in exchange rates may affect our revenues, gross margins, operating expenses, and retained earnings as expressed in U.S. dollars. At times, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British pound, and the Canadian dollar. We also attempt to minimize currency exposure risk through working capital management. In the first six months of 2002 and 2001, the impact of foreign exchange gains or losses was not material. We had no outstanding foreign currency forward exchange contracts as of June 30, 2002 and December 31, 2001.

         In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their currencies and the European Union’s common currency, the Euro. The introduction of the Euro was phased in over a period ended January 1, 2002, when Euro notes and coins came into circulation. The replacement of legacy currencies with the Euro did not have and is not expected to have a material impact on our operations or Consolidated Financial Statements.

Interest Rate Risks

         Changes in interest rates affect interest income earned on our cash equivalents and short-term investments, composed primarily of U.S. treasury obligations and short-term money market instruments. We do not attempt to reduce or eliminate our market exposure to changes in interest rates in the U.S. or in international operations.

         Also see our disclosure regarding Market Risk in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC.

THE FIRST YEARS INC.

PART II — OTHER INFORMATION

Item 1:   Legal Proceedings

We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2:   Changes in Securities and Use of Proceeds

Not Applicable

Item 3:   Defaults Upon Senior Securities

Not Applicable

Item 4:   Submission of Matters to a Vote of Security Holders.

         (a)  An Annual Meeting of the Stockholders of The First Years Inc. was held on May 16, 2002.

         (b)  The following matters were voted upon at such Annual Meeting and the following votes were cast as to each such matter:

i.	Election of Class I Directors:

	Number of Shares/Votes

			Broker
	For	Withhold	Non-Votes

Jerome M. Karp	6,278,815	1,149,755	0

Fred T. Page	6,305,915	1,122,655	0

Kenneth R. Sidman	6,286,915	1,141,655	0

ii.	Proposal to ratify the selection of Deloitte & Touche LLP as auditors for the Company for the fiscal year 2002.

Number of Shares

For	6,298,125

Against	1,130,045

Abstain	400

Broker Non-Votes	0

Following the Annual Meeting, the Board of Directors consists of:

Ronald Sidman, Benjamin Peltz, Evelyn Sidman, Lewis M. Weston, Walker J. Wallace, Jerome M. Karp, Fred T. Page, Kenneth R. Sidman, Beth J. Kaplan and Richard E. Wenz.

Item 5:   Not Applicable

Item 6:   Exhibits and Reports on Form 8-K

(a)	Exhibits — The following exhibits are filed as part of this Report:

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

99.1	Certification of officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports on Form 8-K have been filed during the quarter covered by this report.

THE FIRST YEARS INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

THE FIRST YEARS INC. Registrant

Date 8/14/02

By: /s/ Ronald J. Sidman

Ronald J. Sidman, Chairman, President, and Chief Executive Officer, (Duly Authorized Officer)

By: /s/ John R. Beals

John R. Beals, Senior Vice President and Treasurer, (Duly Authorized Officer and Principal Financial Officer)

THE FIRST YEARS INC.

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

99.1	Certification of Officers pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.