Form 10-Q
period 2002-09-30
FIRST YEARS INC
filed 2002-11-14
CIK 55698

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarter Ended                      September 30, 2002

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

         Yes X. No     .

         The number of shares of Registrant’s common stock outstanding on October 31, 2002 was 8,214,547.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure about Market Risk
Controls and Procedures
PART II — OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX
Ex-4.3 Consumer Products License - Disney
Ex-4.4 Employment Contract as of Sept. 30, 2002
Ex-99.1 Certification of Officers

THE FIRST YEARS INC.

INDEX

Page

PART I — FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4-5

Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-8

Quantitative and Qualitative Disclosure about Market Risk	8-9

Controls and Procedures	9

PART II — OTHER INFORMATION

Other Information	10

SIGNATURES	11

CERTIFICATIONS	12-13

EXHIBIT INDEX	14

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$14,161,567	$13,310,004

Accounts receivable, net	23,045,319	17,318,497

Inventories	15,287,784	20,331,823

Prepaid expenses and other assets	1,425,564	1,784,793

Deferred tax assets	2,156,500	2,156,500

Total current assets	56,076,734	54,901,617

PROPERTY, PLANT, AND EQUIPMENT:

Land	167,266	167,266

Building	6,783,066	5,309,915

Machinery and molds	9,549,717	7,809,664

Furniture and equipment	8,398,018	7,826,605

Total	24,898,067	21,113,450

Less accumulated depreciation	12,589,927	10,739,306

Property, plant, and equipment — net	12,308,140	10,374,144

TOTAL ASSETS	$68,384,874	$65,275,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$11,233,830	$12,824,321

Accrued royalty expenses	359,096	819,286

Accrued selling expenses	2,359,625	3,200,951

Total current liabilities	13,952,551	16,844,558

DEFERRED TAX LIABILITY	1,202,800	1,202,800

STOCKHOLDERS’ EQUITY:

Common stock	1,081,137	1,074,840
Paid-in-capital	9,831,499	9,277,390

Retained earnings	72,415,189	66,686,505

Less treasury stock at cost, 2,596,820 and 2,574,537 shares as of September 30, 2002 and December 31, 2001, respectively	(30,098,302)	(29,810,332)

Total stockholders’ equity	53,229,523	47,228,403

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,384,874	$65,275,761

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

NET SALES	$33,955,088	$34,547,896	$102,032,167	$98,824,809

COST OF PRODUCTS SOLD	22,196,043	23,379,600	66,273,700	66,183,882

GROSS PROFIT	11,759,045	11,168,296	35,758,467	32,640,927

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,042,681	7,848,256	24,733,122	23,117,869

OPERATING INCOME	3,716,364	3,320,040	11,025,345	9,523,058

INTEREST INCOME	32,590	160,442	74,122	522,318

INCOME BEFORE INCOME TAXES	3,748,954	3,480,482	11,099,467	10,045,376

PROVISION FOR INCOME TAXES	1,537,100	1,427,000	4,550,800	4,118,600

NET INCOME	$2,211,854	$2,053,482	$6,548,667	$5,926,776

BASIC EARNINGS PER SHARE	$0.27	$0.22	$0.80	$0.64

DILUTED EARNINGS PER SHARE	$0.26	$0.22	$0.78	$0.63

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,548,667	$5,926,776

Adjustments to reconcile net income to net cash provided by operations:

Depreciation	1,863,776	1,660,998

Provision for doubtful accounts	8,833	272,680

Loss on disposal of equipment	1,435	346,673

Increase (decrease) arising from working capital items:

Accounts receivable	(5,735,655)	(4,409,531)

Inventories	5,044,039	3,743,841

Prepaid expenses and other assets	392,229	(549,183)

Accounts payable and accrued expenses	(1,590,491)	(1,072,282)

Accrued royalties	(460,190)	(596,315)

Accrued selling expense	(841,326)	(567,275)

Net cash provided by operating activities	5,231,317	4,756,382

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for property, plant, and equipment	(3,799,207)	(2,365,152)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividend	(819,983)	(550,766)

Common stock issued under stock option plans	261,343	306,468

Purchase of treasury stock	(21,907)	(416,875)

Net cash used for financing activities	(580,547)	(661,173)

INCREASE IN CASH AND CASH EQUIVALENTS	851,563	1,730,057
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,310,004	21,180,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,161,567	$22,910,299

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

Income taxes	$3,115,147	$3,788,803

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Treasury stock transactions	$266,063	$132,507

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1.     Amounts in the accompanying balance sheet as of December 31, 2001 are condensed from our audited balance sheet as of that date. All other condensed financial statements are unaudited but, in our opinion, contain all normal recurring adjustments necessary to present fairly our financial position as of September 30, 2002, and our results of operations and cash flows for the periods ended September 30, 2002 and 2001. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         2.     We have 50,000,000 authorized shares of $0.10 par value common stock with 10,811,367 and 10,748,404 shares issued and 8,214,547 and 8,173,867 shares outstanding as of September 30, 2002 and December 31, 2001, respectively. We acquired 22,283 shares of our common stock during the first nine months of 2002 through delivery of mature shares of an employee for the exercise of stock options.

         On May 17, 2002, the Board of Directors authorized a $0.10 per share annual cash dividend which was paid on June 15, 2002 to holders of record at the close of business on May 30, 2002.

         3.     Computation of Earnings Per Share (“EPS”) is as follows:

	Three Months Ended
	September 30,

	2002	2001

WEIGHTED AVERAGE SHARES OUTSTANDING	8,210,320	9,188,724

EFFECT OF DILUTIVE SHARES	146,271	181,615

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	8,356,591	9,370,339

NET INCOME	$2,211,854	$2,053,482

BASIC EARNINGS PER SHARE	$0.27	$0.22

DILUTED EARNINGS PER SHARE	$0.26	$0.22

	Nine Months Ended
	September 30,

	2002	2001

WEIGHTED AVERAGE SHARES OUTSTANDING	8,195,437	9,190,831

EFFECT OF DILUTIVE SHARES	203,245	148,532

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	8,398,682	9,339,363

NET INCOME	$6,548,667	$5,926,776

BASIC EARNINGS PER SHARE	$0.80	$0.64

DILUTED EARNINGS PER SHARE	$0.78	$0.63

Options to purchase 656,355 shares of common stock for the three months ended September 30, 2002 and options to purchase 642,461 shares of common stock for the nine months ended September 30, 2002 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the Company’s common stock. Options to purchase 438,990 shares of common stock for the three months ended September 30, 2001 and options to purchase 536,936 shares of common stock for the nine months ended September 30, 2001 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the Company’s common stock.

         4.     The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

         5.     During the first nine months of 2002 and 2001, we did not borrow against our $10,000,000 unsecured line of credit established with a bank.

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

         We adopted the consensus in EITF Issue No. 01-09 on January 1, 2002. EITF Issue No. 01-09 was issued to codify and reconcile EITF Nos. 00-14, 00-22, and 00-25 which address the accounting for consideration given by a vendor to a customer. With the adoption of this EITF in 2002, approximately $4.9 million of sales incentives for the nine months ended September 30, 2001 was reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. The adoption of this consensus had no impact on operating income and net income.

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies” and eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by the Company subsequent to June 30, 2001. SFAS No. 142 was effective for the Company as of January 1, 2002. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of these statements did not have a material impact on our consolidated statements of income, consolidated financial position, results of operations, or cash flows.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of and Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations, or cash flows.

         7.     We derive sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first nine months of 2002 and 2001, net sales of The First Years brand products were approximately $70,838,000 and $65,937,000, respectively, while net sales derived from licensed and specialty products amounted to approximately $31,194,000 and $32,888,000 in the first nine months of 2002 and 2001, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $13,238,000 and $11,101,000 during the first nine months of 2002 and 2001, respectively. For the three months ended September 30, 2002 and 2001, net sales of The First Years brand products were approximately $22,702,000 and $22,939,000, respectively, while net sales derived from licensed and specialty products amounted to approximately $11,253,000 and $11,609,000 in the third quarter of 2002 and 2001, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $4,709,000 and $3,942,000 during the third quarter of 2002 and 2001, respectively.

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

A.   Results of Operations — Third Quarter of 2002 Compared with Third Quarter of 2001

         Net income for the third quarter of 2002 was $2.2 million or $0.26 per diluted share, compared with $2.1 million or $0.22 per diluted share in 2001. Net sales for the third quarter of 2002 were $34.0 million, compared with $34.5 million in the comparable period in 2001. The decrease in net sales was due to a decrease in The First Years brand sales resulting from a shift in timing of certain promotions that took place in the third quarter last year and occurred in the second quarter this year, the result of which is a quarter-over-quarter decline in net sales. Also contributing to the decrease in net sales was a decrease in licensed and specialty sales.

         Cost of products sold for the third quarter of 2002 was $22.2 million, a decrease of $1.2 million from the comparable period in 2001, principally due to decreased sales and product cost savings. As a percentage of net sales, cost of products sold for the third quarter of 2002 decreased to 65% from 68% in the comparable period of 2001, principally due to product mix changes and product cost savings.

         Selling, general, and administrative expenses for the third quarter of 2002 were $8.0 million, an increase of $0.2 million from the comparable period in 2001. The increase is primarily attributable to increased payroll and payroll-related costs associated with infrastructure improvements, mainly in the marketing and product development areas, offset by a decrease in non-payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the third quarter of 2002 increased to 24% from 23% in the comparable period of 2001.

         Interest income for the third quarter of 2002 was $0.03 million, a decrease of $0.13 million from the comparable period in 2001. This decrease is attributable to reductions in cash balances and U.S. interest rates between the periods.

         In accordance with generally accepted accounting principles, we provide for income taxes on an interim basis using our anticipated annual effective income tax rate of 41% in 2002 and 2001, respectively.

B.   Results of Operations — First Nine Months of 2002 Compared with First Nine Months of 2001

         Net income for the first nine months of 2002 was $6.5 million or $0.78 per diluted share, compared with $5.9 million or $0.63 per diluted share in 2001. Net sales for the first nine months of 2002 were $102.0 million, compared with $98.8 million in the comparable period in 2001. The increase in net sales was due primarily to an increase in The First Years brand sales resulting from the success of new product introductions, partially offset by a decrease in licensed and specialty sales.

         Cost of products sold for the first nine months of 2002 was $66.3 million, an increase of $0.1 million from the comparable period in 2001, principally due to increased sales. As a percentage of net sales, cost of products sold for the first nine months of 2002 decreased to 65% from 67% in the comparable period of 2001, principally due to product mix and product cost savings.

         Selling, general, and administrative expenses for the first nine months of 2002 were $24.7 million, an increase of $1.6 million from the comparable period in 2001. The increase is primarily attributable to increased payroll and payroll-related costs associated with infrastructure improvements, mainly in marketing and product development areas, offset by decreases in non-payroll related costs. As a percentage of net sales, selling, general, and administrative expenses for the first nine months of 2002 increased to 24% from 23% in the comparable period of 2001.

         Interest income for the first nine months of 2002 was $0.07 million, a decrease of $0.45 million from the comparable period in 2001. This decrease is attributable to reductions in cash balances and U.S. interest rates between the periods.

         In accordance with generally accepted accounting principles, we provide for income taxes on an interim basis using our anticipated annual effective income tax rate of 41% in 2002 and 2001 respectively.

C.   Financial Condition

         With respect to the Condensed Consolidated Balance Sheet, consolidated assets of $68.4 million at September 30, 2002 were approximately $3.1 million higher than at December 31, 2001.

         Cash and cash equivalents increased to $14.2 million at September 30, 2002, from $13.3 million at December 31, 2001. The increase resulted from $5.2 million provided by operating activities, which was offset by $3.8 million, and $0.6 million used in investing, and financing activities, respectively.

         Net cash of $5.2 million provided by operating activities consisted primarily of $8.4 million from net income adjusted for non-cash items, offset by $3.2 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in accounts receivable, together with decreases in accounts payable and accrued expenses, accrued royalty and accrued selling expenses, offset by a decrease in inventories and prepaid expenses and other assets. Days sales outstanding were 54 for the first nine months of 2002 and 51 for the year ended December 31, 2001. The increase in days sales outstanding is attributable to an increase in net sales for the three months ended September 30, 2002 when compared to the three months ended December 31, 2001. Inventory turns were 3.7 for the first nine months of 2002 and 4.0 for the comparable period in 2001.

         Net cash of $3.8 million used in investing activities resulted from capital expenditures. Capital expenditures in 2002 consisted primarily of additions to machinery and molds for new production molds, furniture and equipment related to computer hardware and software, and building improvements to our executive and administrative offices.

         Net cash of $0.6 million used for financing activities consisted primarily of the payment of dividends and treasury stock purchases, which were partially offset by the proceeds on the issuance of common stock under our stock option plans.

         For the remainder of 2002, we expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and financing arrangements. We have an unsecured line of credit of $10 million, which is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. For the quarter ended September 30, 2002 we had no borrowings under the line of credit.

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

         We adopted the consensus in EITF Issue No. 01-09 on January 1, 2002. EITF Issue No. 01-09 was issued to codify and reconcile EITF Nos. 00-14, 00-22, and 00-25 which address the accounting for consideration given by a vendor to a customer. With the adoption of this EITF in 2002, approximately $4.9 million of sales incentives for the nine months ended September 30, 2001 was reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. The adoption of this consensus had no impact on operating income and net income.

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies” and eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by the Company subsequent to June 30, 2001. SFAS No. 142 was effective for the Company as of January 1, 2002. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of these statements did not have a material impact on our consolidated statements of income, consolidated financial position, results of operations, or cash flows.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of and Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Foreign Currency Market Risk

         Our international operations are subject to certain opportunities and risks, including currency fluctuations. In the quarter ended September 30, 2002, international sales accounted for 14% of total net sales. The value of the United States dollar affects our financial results, and changes in exchange rates may affect our revenues, gross margins, operating expenses, and retained earnings as expressed in U.S. dollars. At times, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British pound, and the Canadian dollar. We also attempt to minimize currency exposure risk through working capital management. In the first nine months of 2002 and 2001, the impact of foreign exchange gains or losses was not material. We had no outstanding foreign currency forward exchange contracts as of September 30, 2002 and December 31, 2001.

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

Part I, Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 13, 2002, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

THE FIRST YEARS INC.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

         We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2: Changes in Securities and Use of Proceeds

         Not Applicable

Item 3: Defaults Upon Senior Securities

         Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5: Not Applicable

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits — The following exhibits are filed as part of this Report:

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

4.3	Consumer Products License – Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc.

4.4	Employee Contract, dated as of September 30, 2002, between the Company and John R. Beals.

99.1	Certification of officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports on Form 8-K have been filed during the quarter covered by this report.

THE FIRST YEARS INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

THE FIRST YEARS INC. Registrant

Date 11/14/02

By: /s/ Ronald J. Sidman

Ronald J. Sidman, Chairman, President, and Chief Executive Officer, (Duly Authorized Officer)

By: /s/ John R. Beals

John R. Beals, Senior Vice President and Treasurer, (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

         I, Ronald J. Sidman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The First Years Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 11/14/02

By: /s/ Ronald J. Sidman

Ronald J. Sidman, Chairman, President, and Chief Executive Officer

CERTIFICATIONS

         I, John R. Beals, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The First Years Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 11/14/02

By: /s/ John R. Beals

John R. Beals, Senior Vice President – Finance and Treasurer, (Chief Financial Officer and Chief Accounting Officer)

THE FIRST YEARS INC.

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

4.3	Consumer Products License — Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc.

4.4	Employee Contract, dated as of September 30, 2002, between the Company and John R. Beals.

99.1	Certification of officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.