Form 10-Q/A
period 2002-09-30
FIRST YEARS INC
filed 2002-11-15
CIK 55698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2002

Commission file number: 0-7024

THE FIRST YEARS INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2149581

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

One Kiddie Drive, Avon, Massachusetts	02322-1171

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 588-1220

n/a

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

         As of October 31, 2002, the registrant had 8,214,547 shares of common stock outstanding.

         The purpose of this Form 10-Q/A Amendment No. 1 is to amend the previously filed Form 10-Q of The First Years Inc. for the quarter ended September 30, 2002 by augmenting Item 6(a) of Part II thereto to include revised Exhibit 4.5, which is herewith resubmitted and redacted pursuant to that certain Confidential Treatment Request of The First Years Inc. filed with the Securities and Exchange Commission on April 1, 2002, as amended by letter dated October 16, 2002. Such item is set forth in this Form 10-Q/A Amendment No. 1.

Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION OF CEO
CERTIFICATION OF CFO
THE FIRST YEARS INC. EXHIBIT INDEX
Ex-4.5 License Agreement - Sesame Workshop
Ex-99.1 Certification of Officers

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

         The following is a list of exhibits filed as part of the Quarterly Report, on Form 10-Q, as hereby amended.

Exhibit
Number	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

4.3*	Consumer Products License – Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc.

4.4*	Employee Contract, dated as of September 30, 2002, between the Company and John R. Beals.

4.5	License Agreement – Sesame Workshop, dated as of July 1, 2001, between the Company and Sesame Workshop.

99.1	Certification of officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

(b)	No reports on Form 8-K have been filed during the quarter covered by this report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST YEARS INC. Registrant

Date: November 15, 2002	By: /s/ Ronald J. Sidman

Ronald J. Sidman, Chairman, President, and Chief Executive Officer, (Duly Authorized Officer)

By: /s/ John R. Beals

John R. Beals, Senior Vice President and Treasurer, (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

         I, Ronald J. Sidman, certify that:

1.	I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of The First Years Inc.;

2.	Based on my knowledge, the quarterly report, as hereby amended by Amendment No. 1 (the “Amended Report”), does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Amended Report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Amended Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Amended Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Amended Report, is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Amended Report (the “Evaluation Date”); and

c)	presented in the Amended Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in the Amended Report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 11/15/02

By: /s/ Ronald J. Sidman

Ronald J. Sidman, Chairman, President, and Chief Executive Officer

CERTIFICATIONS

         I, John R. Beals, certify that:

1.	I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of The First Years Inc.;

2.	Based on my knowledge, the quarterly report, as hereby amended by Amendment No. 1 (the “Amended Report”), does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Amended Report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Amended Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Amended Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Amended Report, is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Amended Report (the “Evaluation Date”); and

c)	presented in the Amended Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in the Amended Report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 11/15/02

By: /s/ John R. Beals

John R. Beals, Senior Vice President – Finance and Treasurer, (Chief Financial Officer and Chief Accounting Officer)

THE FIRST YEARS INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

4.3*	Consumer Products License – Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc.

4.4*	Employee Contract, dated as of September 30, 2002, between the Company and John R. Beals

4.5	License Agreement – Sesame Workshop, dated as of July 1, 2001, between the Company and Sesame Workshop.

99.1	Certification of officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.