Form 10-Q/A
period 2002-09-30
FIRST YEARS INC
filed 2002-11-19
CIK 55698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 2

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

         The purpose of this Form 10-Q/A Amendment No. 2 is to amend the previously filed Form 10-Q of The First Years Inc. for the quarter ended September 30, 2002 as amended by Form 10-Q/A Amendment No. 1, filed on November 15, 2002, by specifically stating in Item 6(a) of Part II thereto that the First Years Inc. requested confidential treatment for portions of Exhibits 4.3 and 4.5 and received confidential treatment for portions of Exhibit 4.5. Such statement is set forth in this Form 10-Q/A Amendment No. 2.

Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION OF CEO
CERTIFICATION OF CFO
THE FIRST YEARS INC. EXHIBIT INDEX
Ex-99.1 Certification of Officers

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

         The following is a list of exhibits filed as part of the Quarterly Report, on Form 10-Q, as hereby amended.

Exhibit
Number	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

4.3*≠	Consumer Products License – Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc.

4.4*	Employee Contract, dated as of September 30, 2002, between the Company and John R. Beals.

4.5*+	License Agreement – Sesame Workshop, dated as of July 1, 2001, between the Company and Sesame Workshop.

99.1	Certification of officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

+	Confidential treatment was requested and granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

≠	Confidential treatment was requested as to certain portions of the documents, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)	No reports on Form 8-K have been filed during the quarter covered by this report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST YEARS INC. Registrant

Date: November 19, 2002	By: /s/ Ronald J. Sidman

Ronald J. Sidman, Chairman, President, and Chief Executive Officer, (Duly Authorized Officer)

By: /s/ John R. Beals

John R. Beals, Senior Vice President and Treasurer, (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

         I, Ronald J. Sidman, certify that:

1.	I have reviewed this Amendment No. 2 to the quarterly report on Form 10-Q of The First Years Inc.;

2.	Based on my knowledge, the quarterly report, as amended by Form 10-Q/A Amendment No. 1 and as hereby further amended by Amendment No. 2 (the “Amended Report”), does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Amended Report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Amended Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Amended Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Amended Report, is being prepared;

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

Date 11/19/02

By: /s/ Ronald J. Sidman

Ronald J. Sidman, Chairman, President, and Chief Executive Officer

CERTIFICATIONS

         I, John R. Beals, certify that:

1.	I have reviewed this Amendment No. 2 to the quarterly report on Form 10-Q of The First Years Inc.;

2.	Based on my knowledge, the quarterly report, as hereby amended by Form 10-Q/A Amendment No. 1 and as hereby further amended by Amendment No. 2 (the “Amended Report”), does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Amended Report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Amended Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Amended Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Amended Report, is being prepared;

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

Date 11/19/02

By: /s/ John R. Beals

John R. Beals, Senior Vice President – Finance and Treasurer, (Chief Financial Officer and Chief Accounting Officer)

THE FIRST YEARS INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

4.3*≠	Consumer Products License – Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc.

4.4*	Employee Contract, dated as of September 30, 2002, between the Company and John R. Beals

4.5*+	License Agreement – Sesame Workshop, dated as of July 1, 2001, between the Company and Sesame Workshop.

99.1	Certification of officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

+	Confidential treatment was requested and granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

≠	Confidential treatment was requested as to certain portions of the documents, which portions have been omitted and filed separately with the Securities and Exchange Commission.