Form 10-Q/A
period 2002-09-30
FIRST YEARS INC
filed 2002-11-22
CIK 55698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 3

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2002

Commission file number: 0-7024

THE FIRST YEARS INC. (Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization	04-2149581 (I.R.S. Employer Identification No.)

One Kiddie Drive, Avon, Massachusetts (Address of principal executive offices)	02322-1171 (Zip Code)

Registrant’s telephone number, including area code:    (508) 588-1220

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

Yes ☒	No ☐

     As of October 31, 2002, the registrant had 8,214,547 shares of common stock outstanding.

     The purpose of this Form 10-Q/A Amendment No. 3 is to amend the previously filed Form 10-Q of The First Years Inc. for the quarter ended September 30, 2002, as amended by Form 10-Q/A Amendment No. 1, filed on November 15, 2002, and by Form 10-Q/A Amendment No. 2, filed on November 19, 2002, to conform the numbering of certain exhibits to the numbering of the exhibits in the Company’s Form 10-K for the year ended December 31, 2001, and to clarify that confidential treatment has been requested for portions of Exhibits 10.1 and 10.3.

Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
Ex-10.1 Consumer Product License
Ex-10.2 Employee Contract
Ex-10.3 License Agreement
Ex-99.1 Certification of Officers

Item 6.   Exhibits and Reports on Form 8-K.

(a)    Exhibits

     The following is a list of exhibits filed as part of the Quarterly Report, on Form 10-Q, as hereby amended.

Exhibit
Number	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

10.1+	Consumer Products License – Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc.

10.2	Employee Contract, dated as of September 30, 2002, between the Company and John R. Beals.

10.3+	License Agreement – Sesame Workshop, dated as of July 1, 2001, between the Company and Sesame Workshop.

99.1	Certification of officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment was requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

     (b)    No reports on Form 8-K have been filed during the quarter covered by this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST YEARS INC. Registrant

Date: November 21, 2002	By:	/s/ Ronald J. Sidman Ronald J. Sidman, Chairman, President, and Chief Executive Officer, (Duly Authorized Officer)

	By:	/s/ John R. Beals John R. Beals, Senior Vice President and Treasurer, (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

     I, Ronald J. Sidman, certify that:

1.	I have reviewed this Amendment No. 3 to the quarterly report on Form 10-Q of The First Years Inc.;

2.	Based on my knowledge, the quarterly report, as amended by Form 10-Q/A Amendment No. 1 and Amendment No. 2 and as hereby further amended by Amendment No. 3 (the “Amended Report”), does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Amended Report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Amended Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Amended Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Amended Report, is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in the Amended Report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 11/21/02	By:	/s/ Ronald J. Sidman
Ronald J. Sidman, Chairman, President, and Chief Executive Officer

CERTIFICATIONS

     I, John R. Beals, certify that:

1.	I have reviewed this Amendment No. 3 to the quarterly report on Form 10-Q of The First Years Inc.;

2.	Based on my knowledge, the quarterly report, as amended by Form 10-Q/A Amendment No. 1 and Amendment No. 2 and as hereby further amended by Amendment No. 3 (the “Amended Report”), does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Amended Report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Amended Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Amended Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Amended Report, is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in the Amended Report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 11/21/02	By:	/s/ John R. Beals
John R. Beals, Senior Vice President – Finance and Treasurer, (Chief Financial Officer and Chief Accounting Officer)

THE FIRST YEARS INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

10.1+	Consumer Products License – Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc.

10.2	Employee Contract, dated as of September 30, 2002, between the Company and John R. Beals.

10.3+	License Agreement – Sesame Workshop, dated as of July 1, 2001, between the Company and Sesame Workshop.

99.1	Certification of officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment was requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.