Form 10-K
period 2002-12-31
FIRST YEARS INC
filed 2003-03-31
CIK 55698

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

     or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐     No ☑. The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates as of June 28, 2002 was $69,443,242 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

      The number of shares of Registrant’s Common Stock outstanding on February 28, 2003 was 8,234,044.

      Portions of the Registrant’s Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Item	Description	Page

Part I
1	Business	I-1
2	Properties	I-5
3	Legal Proceedings	I-5
4	Submission of Matters to a Vote of Security Holders	I-5
Part II
5	Market for Registrant’s Common Equity and Related Shareholder Matters	II-1
6	Selected Financial Data	II-2
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-2
7A	Quantitative and Qualitative Disclosures about Market Risk	II-10
8	Financial Statements and Supplementary Data	II-11
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-11
Part III
10	Directors and Executive Officers of the Registrant	III-1
11	Executive Compensation	III-1
12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	III-1
13	Certain Relationships and Related Transactions	III-1
14	Controls and Procedures	III-2
Part IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	IV-1

PART I

Item 1.     Business

General

      The First Years Inc. is a leading worldwide marketer of quality innovative products for infants and toddlers. Incorporated in 1952 as Kiddie Products, Inc., and adopting its new name in 1995, The First Years is dedicated to delivering products that out-perform the competition through an in-depth understanding of parenting and child development. We work in consultation with Dr. T. Berry Brazelton, Dr. Edward Tronick, and their staff at the Child Development Unit, Children’s Hospital, Boston, as well as our worldwide Parents Council, to develop products that make the first three years of life happier, healthier and easier for babies and the families who love them.

      We maintain a website with the address www.thefirstyears.com. We are not incorporating by reference information contained in our website as a part of this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Products

      Our product line, which contains approximately 407 items ranging in retail price from approximately $0.96 to $89.99, is marketed under The First Years® brand, licenses from The Walt Disney Company and “Sesame Street®,” licensed from the Sesame Workshop.

      Leveraging these brands, we market a broad range of products in three categories.

Product Categories	Products

Feeding & Soothing	• Bottles, bottle brushes, bowls, breast pumps and other nursing accessories, drinking cups, dishes, flatware, bibs, booster seats, mealtime totes, bottle warmers, feeding organizers, drying racks, disposable cups and spill-proof cups.
Play & Discover	• Toys, teethers, bath toys, books, stroller toys, and rattles.
Care & Safety	• Bathing and grooming products including bathtubs, washcloths, hooded towels, nail clippers, toothbrushes, comb and brush sets, baby scissors and tub-side bath seat.
• Home safety products including monitors, safety gates, bed rails, spout guards and step stools.
• Wellness products, including thermometers, medicine dispensers, health care kits and no scratch mitts.
• Diapering and toilet training products including toilet training seats, toilet training kits and diapering accessories.
• Travel and safety products including sunshades and mirrors.

      We had several innovative product introductions in 2002 including a semi-disposable feeding line, pacifiers, a swing tray portable booster seat, a line of new wellness and grooming products and a stair gate. In 2003, we expect to introduce new product programs, including developmental play and healthcare, and numerous licensed and specialty product creations.

Product Design and Development

      We are actively engaged in designing and developing new products and enhancements to our current products. During 2002, 2001, and 2000, we spent approximately $6.4, $5.0, and $4.2 million, respectively, on new product development. In 2003, we will continue to invest in product development across all product lines. Our product development efforts are centered on aggressively developing new areas in which we can differentiate our products and add value to the parenting process.

      We believe our unique product design and development process contributes to the success of our products. Our process has four main steps:

1.	We use our unique parenting expertise combined with the latest technology to develop product concepts that solve the needs and wants of parents.

2.	We present our new product concepts to The First Years Parents Council, a global network comprised of expectant and current parents, to solicit feedback on purchase interest and suggestions for refinement. We further develop our products based on feedback from surveys and focus groups.

3.	We also consult with Dr. Brazelton and his staff of specialists at The Child Development Unit, Children’s Hospital, Boston, to elicit developmental information and guidance prior to creating models of the product. Once we have created a model, our internal cross-functional product development teams review and evaluate it thoroughly to confirm that it meets our standards for quality and safety prior to pre-testing by children and/or parents.

4.	We send pre-production samples to parents for home use testing along with the closest product from our competitor. Our goal is to have our product out-perform the competition before manufacturing is authorized.

In addition to designing new products, our product development team regularly reevaluates and redesigns existing products to adapt to changing consumer demands, technological advancements and product introductions by competitors.

Marketing and Sales Distribution

      We market our products under three distinctive brands. Products are marketed under our name, The First Years®, and we license Winnie the Pooh® and Mickey Mouse® and other related characters from Disney Enterprises, Inc. and Sesame Street® characters from Sesame Workshop.

      Our products are sold to approximately 880 customers in more than 40 countries. Our customer base includes mass merchants, national variety and drug stores, supermarkets, wholesale clubs, convenience stores, toy specialty stores, wholesale distributors, department stores, internet-based retailers, mail order catalogs and catalog stores. Major customers include Wal*Mart, Toys “R” Us, Target, Kmart, Sears, J.C. Penney, Baby Depot at Burlington Coat Factory, Mothercare UK Ltd., Zellers, Rite Aid, Albertson’s, Peyton’s, Eckerd Drug, Kohls, Walgreens, Meijers, Argos, Wakefern Food, Big Lots Stores and Ahold.

      We market our products in the United States and Canada through our sales organization, which is comprised of an internal sales staff and a network of independent sales representatives. Our sales management is responsible for the development and training of independent sales representatives. We conduct training at our headquarters and sales offices throughout the United States. We have sales offices in New Jersey, Missouri, Arkansas and California.

      In Europe, the Middle East and Africa, our internal sales staff sells our products from our sales office in Cirencester, England, which is headed by our Vice President & General Manager — Europe, Africa, and Middle East. This staff also manages a network of foreign distributors and independent sales representatives. In Central and South America, Australia and the Pacific Rim, our internal sales staff sells our products through a network of foreign distributors and independent sales representatives. In 2002, our continued focus on key customers in principal international markets resulted in expanded distribution and sales.

      During 2002, Wal*Mart, Toys “R” Us, and Target accounted for approximately 24%, 21%, and 17% of our net sales, respectively. A significant reduction in purchases by any one of these customers could have a material adverse effect on our business. Additionally, in 2002 our top ten customers collectively accounted for 74% of net sales.

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

Licensed Character, Trademarked, or Copyrighted Materials

      We have several agreements with third parties that permit us to utilize licensed characters and other trademarked or copyrighted material. These agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Total required minimum royalty payments were $3,890,000 and $4,439,000 for the periods ended December 31, 2002 and 2001, respectively. In 2002, we renewed a major licensing agreement with Disney Enterprises, Inc., covering sales in the United States, which will expire at the end of 2004 with an option to renew until the end of 2005 as long as certain conditions are met. Sales of products licensed under this major agreement with Disney Enterprises, Inc. amounted to 21% of our total net sales for the year ended December 31, 2002.

Manufacturing and Sources of Supply

      We do not own or operate manufacturing facilities. In 2002, all of our products were manufactured using either our custom tools such as molds and dies, or to our specifications by approximately 20 manufacturers located in the United States, Canada, China, Taiwan, and Thailand. Approximately 74% of all of our products sold in 2002 were manufactured in Asia, primarily in China. Because of the significantly higher shipping costs from the Far East, most of our furnishings and other large products were manufactured in 2002 by suppliers in the United States and Canada.

      Generally, to make each product we use one manufacturer from our supplier base. Due to the high cost of developing duplicate tooling, predominantly molds and dies, most of our products are made using one set of tools; however, we have developed duplicate tools for several of our key and high-volume products.

      In 2002, our largest supplier, located in China, manufactured products that represented approximately 13% of our net sales. We have not entered into long-term contractual arrangements with any of our suppliers.

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

      We purchase our products from suppliers primarily in United States dollars and Hong Kong dollars, which are currently pegged to the United States dollar. We also purchase a small percentage of our products in Canadian dollars. Generally, our suppliers ship the products on the basis of open credit terms or upon our acceptance of the products.

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

      Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. China gained Permanent Normal Trade Relations (PNTR) status with the United States when it acceded to the World Trade Organization, effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured for us, which would adversely impact our sales and cost of sales. The European Community has enacted a quota and tariff system with respect to the importation into the European Community of certain toy products originating in China. Therefore, we continue to evaluate alternative sources of supply outside of China.

Facilities and Distribution

      We distribute our products in the United States from our warehouse facility in Avon, Massachusetts and from a public warehouse in Ontario, California. Products distributed in Canada are handled from a public warehouse in Mississauga, Ontario. In Europe and the United Kingdom, we distribute our products from public warehouses in Ghent, Belgium and Widnes, England. Unaffiliated warehouse operators provide public warehousing services to us.

Seasonality

      Our business is not subject to substantial seasonal fluctuations.

Competition

      The juvenile products industry is highly competitive and is characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete with a number of different competitors, depending on the product category, and compete against no single company across all product categories. Our competition includes large, diversified health care product companies, specialty infant products makers, toy makers, and specialty health care products companies. We compete principally on the basis of brand name recognition, product quality and price/ value relationship. In addition, we believe that we compete favorably with respect to product design, customer service, and breadth of product line.

Trademarks, Patents, and Copyrights

      We believe that the intellectual property we own or license is an integral part of our business and that it complements our design expertise, innovative talents, and marketing capabilities across all product categories. Our principal trademarks, THE FIRST YEARS® and THE FIRST YEARS and Design®, are registered in the United States and in a number of foreign countries throughout the world. In total, we have approximately 315 registrations and pending applications for our various trademarks. We also license other trademarks for certain of our products and product categories, some of which are registered in the United States and in various foreign countries.

      We also own utility patents and design patents in the United States and utility patents, design patents, and design registrations in certain foreign countries, as well as pending applications in the United States and foreign countries. In total, we own approximately 150 patents and applications. Although we believe this property is important to our business, we do not believe that any single patent, design patent, or design registration, including any which may be issued on a pending application, is material to our business. No assurance can be made that our patents, design patents, or design registrations, including those that may be issued on pending applications, offer any significant competitive advantage for our products.

Employees

      Our people — the employees of The First Years who work with our customers, suppliers and other key constituents — are critical to our success. As of December 31, 2002, we employed 192 full-time employees, of whom five are senior executive officers, and 9 part-time employees. All employees are in general management, sales, marketing, product development, materials, purchasing, quality assurance, data processing, finance, legal, administration and clerical, and warehousing positions. None of our employees are represented by a union and we have not experienced any work stoppages. We believe that relations with employees are very good.

Government Regulations

      Our products are subject to various laws, rules and regulations, including the Federal Consumer Product Safety Act, the Federal Hazardous Substances Act, as amended, the Federal Flammable Fabrics Act, the Child Safety Protection Act, and the regulations promulgated under each such Act (the Acts). In addition, our nursery monitors are subject to the regulations of the Federal Communications Commission and our medical devices and drug products are subject to the regulations of the Food and Drug Administration (FDA). The Acts empower the Consumer Product Safety Commission (CPSC) to protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market products that are found to be hazardous and to require a manufacturer to repurchase such products under certain circumstances. The CPSC’s determination is subject to court review. In addition, the Federal Flammable Fabrics Act empowers the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. Similar laws and regulations exist in various international markets in which our products may be sold. While we oversee a quality control program designed to ensure that our products comply with laws and regulations, no assurance can be made that defects will not be found in our products, resulting in product liability claims, recalls of a product, loss of revenue, diversion of resources, damage to our reputation or increased warranty costs, any of which could have a material effect on our business, financial condition, and results of operation.

Item 2.	Properties

      We own and manage our executive and administrative offices and East Coast warehouse located within a 124,000 square-foot facility at One Kiddie Drive, Avon, Massachusetts. We lease from unrelated third parties our sales offices in New Jersey, Missouri, Arkansas, California, and Cirencester, England.

      We use public warehouses in Mississauga, Canada, Ontario, California, Ghent, Belgium, and Widnes, England for product distribution.

      All owned and leased properties are in good condition and sufficient to handle our current facility needs for at least the next few years. We believe that we could lease additional property at favorable rates.

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

Market Information

      Our common stock is traded on the Nasdaq National Market under the symbol “KIDD”. Below is a summary of the high and low sales prices of our common stock for each quarter of 2002 and 2001 as reported by Nasdaq.

2002

Quarter	Low	High

First	$11.560	$13.970
Second	$10.360	$12.490
Third	$9.600	$11.200
Fourth	$6.900	$10.990

2001

Quarter	Low	High

First	$7.813	$10.250
Second	$9.500	$12.200
Third	$9.700	$11.600
Fourth	$8.240	$12.800

      These prices reflect high and low intraday sales prices for our common stock each quarter. They represent inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Dividend Policy

      In 2002, we raised our cash dividend on our common stock to $0.10 per share, which was paid on June 15, 2002. In 2001, we paid cash dividends on our common stock in the amount of $0.06 per share, which were paid on June 15, 2001. We currently expect that we will pay cash dividends in the future. However, the declaration and payment of any such cash dividends in the future will depend upon our earnings, financial condition, capital needs, and other factors deemed relevant by the Board of Directors.

Approximate Number of Equity Security Holders

      As of March 12, 2003, we had approximately 161 holders of record of our common stock.

Item 6.	Selected Financial Data

	2002	2001	2000	1999	1998

Selected Income Statement Data:
Net sales*	$134,391,487	$125,783,770	$128,753,574	$130,367,749	$126,313,013
Cost of products sold	88,281,741	83,777,994	85,799,934	86,811,017	86,575,470
Selling, general and administrative expenses*	32,790,120	32,073,559	29,210,337	28,854,239	26,770,250
Interest expense	—	—	—	—	—
Interest income	134,089	664,071	743,260	582,640	590,822
Income before income taxes	13,453,715	10,596,288	14,486,563	15,285,133	13,558,115
Provision for income taxes	5,516,000	4,344,500	5,835,600	6,190,500	5,545,300
Net income	7,937,715	6,251,788	8,650,963	9,094,633	8,012,815
Basic earnings per share	$0.97	$0.68	$0.91	$0.89	$0.78
Diluted earnings per share	$0.95	$0.67	$0.90	$0.87	$0.75
Dividends paid per share	$0.10	$0.06	$0.06	$0.06	$0.06
Basic weighted average number of shares outstanding	8,200,624	9,151,540	9,500,726	10,226,470	10,338,857
Diluted weighted average number of shares outstanding	8,368,882	9,304,272	9,619,928	10,402,297	10,669,503
Selected Balance Sheet Data:
Total assets	$75,751,900	$65,275,761	$71,694,380	$67,913,856	$69,275,895
Long-term debt	—	—	—	—	—
Stockholders’ equity	54,616,590	47,228,403	54,902,789	51,702,426	52,647,404
Stockholders’ equity per share	$6.53	$5.08	$5.71	$4.97	$4.93

*	1998 — 2001 amounts adjusted to reflect certain reclassifications in order to conform to 2002 presentation. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

      Included in this release are certain “forward-looking” statements, involving risks and uncertainty, which are covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, events and performance to differ materially from those referred to or implied by such statements. In addition, actual future results may differ materially from those anticipated, depending on a variety of factors, which include, but are not limited to, the success of our market research identifying new product opportunities, trends in sales of The First Years® brand and licensed and specialty products, the continued success of new enhancements to our brand image, continued success of new Disney character refreshed graphics, successful introduction of new products, continued product innovation, growth in international sales, our ability to attract and retain key personnel, conditions affecting consumer spending, including uncertainties relating to global political conditions such as terrorism and the war with Iraq, our relationship with our manufacturers, and sales and earnings results. Information with respect to important factors that should be considered is contained in the “Factors That May Affect Financial Condition and Future Results” in this Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not intend to update any of the forward-looking statements after the date of this release to conform these statements to actual results or to changes in our expectations, except as may be required by law.

Critical Accounting Policies and Estimates

      This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results may differ from those estimates. Due to the judgment and estimation involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition, and results of operations of The First Years.

      Revenue Recognition — In accordance with Staff Accounting Bulletin No. 101, we recognize revenue when products are shipped or delivered and substantial risks of ownership transfers to the customer, a firm sales agreement is in place, and collectibility of the fixed or determinable sales price is reasonably assured. Common to our industry, customers may be authorized to return selected products and we reduce sales and accounts receivable for actual returns and estimate future returns based on historical trends and information available to us, including the pattern of returns immediately following the reporting period. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

      Sales Incentives — Sales incentives offered to customers to promote the sales of our products include costs related to cooperative advertising programs, promotions, slotting fees or buydowns, and certain rebates. In determining these costs, we reflect activity and make estimates of certain costs of promotional activity based on historical arrangements and information available to us. Costs associated with sales incentives are reflected as a reduction of revenue when recognized.

      For further information concerning accounting policies refer to Note 1 of our Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      We reported 2002 consolidated net sales of $134.4 million, an increase of $8.6 million or 7%, as compared to net sales of $125.8 million in 2001. Despite general economic weakness and the strength of private label programs in some large retailers, our multi-year program to improve product development and marketing processes and organization positively impacted our growth in net sales. In 2002, net sales of The First Years brand products increased 9% due to new product development efforts and solid sales in a number of existing key items, including the “Hands Free Gate,” “4-Stage Bath System,” “4-Stage Reclining Feeding Seat,” and

products in our “Take & Toss” program. After a number of years of substantial decline, net sales of licensed and specialty products increased by 2% as a result of successful new licensed product programs introduced into key retail accounts. In addition, we have developed exclusive, customized programs driven by new products, which contributed significantly to licensed product sales in 2002.

      As a percentage of net sales, sales of licensed and specialty products decreased to 32% in 2002 from approximately 33% in 2001. Net sales of The First Years brand products increased to 68% in 2002 from approximately 67% in 2001 due primarily to the success of key items noted above. International net sales as a percentage of total net sales increased to 13% in 2002 from 12% in 2001 primarily due to improved European, Canadian, and Latin American sales performance.

      Cost of products sold in 2002 was $88.3 million, an increase of $4.5 million or 5%, as compared to $83.8 million in 2001. As a percentage of net sales, cost of products sold in 2002 decreased to 66% from 67% in 2001. The decrease was primarily due to product mix and product cost reduction programs.

      Selling, general, and administrative expenses in 2002 were $32.8 million, an increase of $0.7 million, or 2%, as compared to $32.1 million in 2001. This increase was primarily due to an increase in salaries and related costs associated with infrastructure building in marketing and product development, partially offset by cost containment measures affecting general expenditures and a reduction in our bad debt expense. As a percentage of net sales, selling, general, and administrative expenses decreased to 24% in 2002 from approximately 26% in 2001.

      Income tax expense as a percentage of pretax income was 41% in 2002 and 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Following the reclassification of sales incentives to conform with the current year financial presentation, 2001 consolidated net sales were $125.8 million, a decrease of $3.0 million or 2%, as compared to net sales of $128.8 million in 2000. Overall, net sales were affected by general economic weakness, private label programs by some large retailers, the impact of the events of September 11th on consumers and retailers, and inventory reduction adjustments made by certain major customers. As a result, net sales of The First Years brand products decreased by 1%. Net sales of licensed and specialty products declined by 5%.

      As a percentage of net sales, sales of licensed and specialty products decreased to 33% in 2001 from approximately 34% in 2000. Net sales of The First Years brand products increased to 67% in 2001 from approximately 66% in 2000 due primarily to new product introductions. International net sales as a percentage of total net sales increased to 12% in 2001 from 11% in 2000 primarily due to weaker domestic sales and improved European and Canadian sales programs.

      Cost of products sold in 2001 was $83.8 million, a decrease of $2.0 million or 2%, as compared to $85.8 million in 2000. The decrease was primarily due to product mix and product cost reduction programs. As a percentage of net sales, cost of products sold in both 2001 and 2000 was 67%.

      Selling, general, and administrative expenses in 2001 were $32.1 million, an increase of $2.9 million, or 10%, as compared to $29.2 million in 2000. This increase was primarily due to increased selling and marketing expenditures, and to salaries and related costs associated with building our infrastructure for future growth and development, and increased bad debt expenses related to the write-off of Kmart receivables. As a percentage of net sales, selling, general, and administrative expenses increased to 26% in 2001 from approximately 23% in 2000.

      Income tax expense as a percentage of pretax income increased to 41% in 2001 from 40% in 2000 due to state-related tax increases.

Liquidity and Capital Resources

      We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths. We anticipate that our operating activities in 2003 will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments.

      Our cash and cash equivalents increased to $22.0 million at December 31, 2002, from $13.3 million at December 31, 2001. The increase resulted primarily from $13.8 million provided by operating activities, offset by $4.6 million and $0.6 million used in investing and financing activities, respectively.

      Net cash of $13.8 million provided by operating activities consisted primarily of $11.2 million from net income adjusted for non-cash items and $2.6 million provided by changes in working capital and other activities. Net cash provided by changes in working capital and other activities resulted primarily from a decrease in inventories and prepaid expenses, and from increases in accounts payable and accrued royalties, partly offset by increases in accounts receivable. Days sales outstanding were 53 and 54 for 2002 and 2001, respectively. Inventory turns were 4.8 and 4.3 in 2002 and 2001, respectively.

      Net cash of $4.6 million used in investing activities resulted from capital expenditures, net of disposals. Capital expenditures in 2002 consisted primarily of additions to molds for new production molds, building improvements, machinery, and furniture and equipment related to computer hardware and software.

      Net cash of $0.6 million used in financing activities consisted of the payment of dividends to stockholders and common stock repurchases, partially offset by the proceeds on issuance of common stock under our stock option plans.

      Estimated uses of cash in 2003 include capital expenditures for building, machinery and molds, and equipment of approximately $4 – $5 million. We expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and financing arrangements. We have an unsecured line of credit of $10 million, which is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. During 2002 and 2001, we had no borrowings under the line of credit and as of December 31, 2002 there were no balances outstanding. We believe we will be able to renew our line of credit under similar terms.

Contractual Obligations

      The following table provides a summary of our principal contractual obligations at December 31, 2002.

		Payments due by period

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Minimum Royalty Payments	$8,188,000	$4,556,000	$3,632,000	—	—
Purchase Obligations	1,439,800	1,439,800	—	—	—
Employee Agreement	696,150	397,800	298,350	—	—

	$10,323,950	$6,393,600	$3,930,350	—	—

Dividends

      A cash dividend of $0.10 per share and $0.06 per share of common stock was paid in June of 2002 and 2001, respectively. We currently expect sufficient cash flow in 2003 to continue our current dividend policy.

Special Purpose Entities

      During the years ended December 31, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Inflation and Changing Prices

      Inflation has not had a material effect on our operating results during recent periods.

Recent Accounting Pronouncements

      In 2001, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”. The consensus in EITF No. 01-09 addresses the income statement classification of various types of sales incentives, including discounts, consumer coupons, rebates, and free products as well as “slotting fees”, cooperative advertising arrangements and “buydowns”. The consensus requires these sales incentives be classified as a reduction of sales, versus a selling, general, and administrative expense.

      We adopted the consensus in EITF Issue No. 01-09 on January 1, 2002. EITF Issue No. 01-09 was issued to codify and reconcile EITF Nos. 00-14, 00-22, and 00-25 which address the accounting for consideration given by a vendor to a customer. With the adoption of this EITF in 2002, sales incentives of approximately $6.3 million, and $4.7 million for years ended December 31, 2001, and 2000 respectively, were reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. The adoption of this consensus had no impact on operating income and net income.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 was effective for us as of January 1, 2002. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of this statement did not have a material impact on our consolidated statements of income, consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

      In July 2002, FASB issued SFAS No. 146, “Accounting For Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations. We have adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the effect that the adoption of FIN 46 will have on our results of operations and financial condition. However, as we are not involved in any special purpose entities, we do not anticipate that the effect of adopting this interpretation will be material to our consolidated statements of income, consolidated financial position or results of operations.

Factors That May Affect Financial Condition and Future Results

      The assumptions, risks and uncertainties included in this section are not exclusive. Other sections of this report may include additional factors, which could adversely impact our business and financial performance. We operate in a very competitive environment. New risk factors emerge from time to time and management cannot predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.

      If we do not make timely introductions to the market of new and innovative products, we may not be able to maintain or improve our market share and keep pace with our competitors.

      Our growth depends in part upon our ability to create new and innovative products and to introduce new products to the market in a timely fashion. We may not continue to generate new product ideas or successfully introduce such products to the market in a timely fashion. Additionally, our new products may not be well received by retailers or consumers. Our future growth also depends, in part, on the successful introduction of products that generate sufficient margins. We may not be able to successfully develop and introduce such products. In addition, we are under pressure to introduce new and innovative products more often and more quickly because the life cycle of many products has shortened over the last several years. This is due partly to the ability of competitors to introduce similar products that compete directly with our successful new products. As a result, the inability to introduce products in a timely fashion with sufficient margins could have a material adverse impact on our sales.

      We depend on sales of products featuring licensed characters and if we lose all or a significant part of our third party licenses, our revenues may decrease.

      We derive a significant portion of our revenues from sales of products featuring characters licensed from other parties, including Winnie the Pooh® and Mickey Mouse® and other related characters licensed from Disney Enterprises, Inc., and Sesame Street characters licensed from Sesame Workshop, in the United States and in various foreign countries. These licenses have fixed terms and limit the type of products that may be sold under the licenses. One of our significant licensing agreements with Disney Enterprises, Inc. was renewed in 2002 and will expire at the end of 2004, with an option to renew until the end of 2005 provided that certain conditions are met. Sales of products licensed under this license amounted to 21% of our total net sales for the year ended December 31, 2002. While our management expects this licensing agreement to be renewed at the end of its term, non-renewal of this major licensing agreement or renewal on terms not favorable to us could have a material adverse effect on our business.

      If we do not enhance our brand recognition, our product sales may decrease.

      A company’s brand is very important to consumers of juvenile products. Some of our competitors have more recognizable brands than we do. We intend to continue to enhance our brand recognition with consumers, but we may not be able to do so. If we do not continue to enhance our brand recognition, our sales could be negatively impacted.

      We must be able to identify and anticipate changing consumer preferences in order to keep consumers interested in our products.

      The success of our business depends in part on continued consumer demand for our products and our ability to anticipate, gauge, and respond to changing consumer demands for juvenile products in a timely manner. Changes in consumer preferences, such as consumers abandoning traditional retailers, shopping on the internet, general economic decline, or less favorable demographic trends related to childbirth, among other factors, could have a material adverse effect on our sales and earnings.

      We depend heavily on major customers, the loss of which would have a material adverse effect on our results of operations.

      Our three largest customers, Wal*Mart, Toys “R” Us, and Target, accounted for approximately 24%, 21% and 17% of net sales in 2002, respectively. Wal*Mart reduced its purchases from us from 1999 to 2001. A significant reduction of purchases by any one of these customers could have a material adverse effect on our sales. Additionally, our largest ten customers accounted for 74% of our net sales in 2002. There could also be a negative effect on our business if any significant customer becomes insolvent or otherwise fails to pay its debts. For example, in 2001 the write-off of certain Kmart receivables as a result of the Kmart bankruptcy had a $.06 negative impact on our 2001 earnings per share.

      Conditions affecting the retail industry generally may affect our results of operations.

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

      We are exposed to economic, political, and other risks through our worldwide operations.

      We are subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, including the war in Iraq, as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates, freight rates and social and political unrest.

      The market for juvenile products is intensely competitive and our competitors may be stronger than we are.

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

      We depend upon independent manufacturers to produce high-quality products for us in a timely manner. We also rely upon the availability of sufficient production capacity at our existing manufacturers or the ability to utilize alternative sources of supply. Timely product introductions are essential in the juvenile products industry because our orders are cancelable by customers and, in some cases, subject to monetary penalties imposed by customers, if agreed-upon delivery dates are not met. We may not be able to maintain sufficient inventory levels if our independent manufacturers fail to provide the required production capacity. A failure by one or more of our significant manufacturers to meet established criteria for pricing, product quality or timeliness could also negatively impact our sales and profitability. We have no long-term manufacturing agreements with our suppliers and we compete with other juvenile product companies, including companies that are much larger than us, for access to production facilities. In 2002, our largest supplier, which is located in China, manufactured products that represented approximately 13% of our sales. The loss of or significant problems with this supplier could have a material adverse impact on our results of operations.

      Many of our products are manufactured in China and we may experience difficulty or increased expense in shipping these products back into the United States or Europe.

      A substantial portion of our products sold in 2002 was manufactured in Asia. Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. China gained Permanent Normal Trade Relations (PNTR) status with the United States when it acceded to the World Trade Organization, effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by us, which could adversely impact our business. The European Community has enacted a quota and tariff system with respect to the importation into the EC of certain toy products originating in China. Although we continue to evaluate alternative sources of supply outside of China, we may not be able to develop alternative sources of supply in a timely and cost-effective manner.

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

      If the cost of the raw materials used in our products or the cost of transportation of those products increases, we may not be able to sustain our gross profits.

      Plastic, paperboard, other materials, and shipping and transportation costs for our products and packaging constitute significant costs to us. The primary resource used in most manufacturing plastics is petroleum, and the cost and availability of plastic for use in our products varies with the price of petroleum. The cost of transporting our products also varies with the cost of oil. High transportation costs or the inability of our suppliers to acquire sufficient plastic, paperboard, and other materials at reasonable prices could adversely affect our ability to sustain our gross profit.

      Our international sales are significant to us, and international markets are subject to a number of risks.

      Our international sales in 2002 accounted for approximately 13% of our total net sales. In foreign markets, particularly the United Kingdom, France, Germany, and Canada, we compete against long-established companies with well-known brand names. In countries where the juvenile products markets are mature, our sales growth depends on our ability to increase our market share at the expense of well-established local competitors. International sales are also subject to economic downturns and fluctuations in the currencies of foreign countries, and resulting changes in the buying power of consumers in foreign markets, particularly in Asia, and Latin and South America. Although at times we enter into foreign currency forward exchange contracts in order to hedge our exposure to currency fluctuations, we may still encounter unfavorable exchange rates in our transactions with companies in foreign countries. We may not be successful in expanding or sustaining our international sales operations.

      Our products for small children and babies are subject to stringent government regulations, which we must comply with or face recalls of our products or fines.

      Consumer products in general, and in particular products for babies and infants, are subject to regulation both domestically and internationally. In addition, consumer activist groups put pressure on governments around the world to increase their regulations regarding the safety of the materials used to make products for babies and infants, such as certain kinds of plastic. Our products are subject to the provisions of the Federal Consumer Safety Act, the Federal Hazardous Substances Act, the Federal Flammable Fabrics Act, and the Child Safety Protection Act and the regulations promulgated thereunder. These laws authorize the Consumer Product Safety Commission (CPSC) to protect the public from products that present a substantial risk of injury. The CPSC can require the repurchase or recall by the manufacturer of articles that are found to be defective, and impose fines or penalties on the manufacturer, or recommend the recall of products containing chemicals or other materials deemed by the CPSC to be harmful to children and infants. Similar laws exist in some states and cities and in foreign countries where we market our products. Any recall of our products could have a material adverse effect on our earnings, depending on the particular product.

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

      If we do not retain our key personnel our ability to execute our business strategy will be limited.

      Our success depends to a significant extent upon the continued service of our executive officers and key management, and our ability to continue to attract, retain, and motivate qualified personnel. Competition for qualified personnel can be intense. The loss of the services of key personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on our operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to certain market risks, which include changes in United States and international interest rates as well as changes in currency exchange rates as measured against the United States dollar and each other. We attempt to reduce material risks by using foreign currency forward exchange contracts and managing our working capital to minimize currency and interest rate exposure.

Foreign Currency Market Risk

      Our international operations are subject to certain opportunities and risks, including currency fluctuations. Our international sales in 2002 accounted for 13% of total net sales. The value of the United States dollar affects our financial results, and changes in exchange rates may affect our revenues, gross margins, operating expenses, and retained earnings as expressed in United States dollars. At times, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British Pound, and the

Canadian dollar. We also attempt to minimize currency exposure risk through working capital management. In 2002 and 2001, the impact of foreign exchange gains or losses was not material. We had no outstanding foreign currency forward exchange contracts as of December 31, 2002 and 2001.

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

Interest Rate Risks

      Changes in interest rates affect interest income earned on our cash equivalents and short-term investments, composed primarily of United States treasury obligations and short-term money market instruments. We do not attempt to reduce or eliminate our market exposure to changes in interest rates in the United States or in international operations.

Item 8.	Financial Statements and Supplementary Data

      Financial Statements listed under Item 15.(a) 1. are included in Part IV of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item will be included in our definitive proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by this item will be included in our definitive proxy statement for the 2003 Annual Meeting of Stockholders, except that the sections in the definitive proxy statement entitled “Board Compensation Committee Report on Executive Compensation”, “Audit Committee Report” and the “Stock Performance Chart” shall not be deemed incorporated herein by reference to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Stock Option Plans

      We have two option plans, the 2002 Amended and Restated Equity Incentive Plan and the 2002 Amended and Restated Stock Option Plan for Directors. The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2002.

(C)
Number of Shares
Remaining Available
For Future Issuance
	(A)		Under Equity
	Number of Shares to	(B)	Compensation Plans
	Be Issued Upon	Weighted Average	(Excluding Shares
	Exercise of	Exercise Price of	Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column A)

Equity compensation plans approved by shareholders (1)	1,397,507	$10.90	579,069
Equity compensation plans not approved by shareholders (2)	—	—	—

Totals	1,397,507	$10.90	579,069

      (1) – Includes shares available for future issuance under our 2002 Amended and Restated Equity Incentive Plan, generally used for grants to employees. Also includes shares available under our 2002 Amended and Restated Stock Option Plan for Directors.

      (2) – The Company has no equity compensation plans not approved by shareholders.

      For additional information about these plans, please see Note 6 of our Consolidated Financial Statements.

Common Stock Ownership of Certain Beneficial Owners and Management

      The information required by this section will be included in our definitive proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item will be included in our definitive proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

III-1

Item 14.	Controls and Procedures

14(a)                            Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and the operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an efficient manner.

14(b)                            There were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of their most recent evaluation.

III-2

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

15(a) 1.                           Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

15(a) 2.                           Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001, and 2000

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

15(a) 3.     Exhibits

Exhibit	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.
3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.
4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N. A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.
10.1*	Agreement with the Children’s Television Workshop dated July 1, 1996 regarding the licensing of Sesame Street characters. Filed as Exhibit (10)(g) to the Company’s annual report on Form 10-K for the period ended December 31, 1996 and incorporated herein by reference.
10.2*	Letter agreement with Children’s Television Workshop dated as of July 1, 1999 regarding the renewal of licensing of Sesame Street characters. Filed as Exhibit (10)(d) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
10.3*	Letter agreement with Sesame Workshop dated July 1, 2001 regarding the renewal of licensing of Sesame Street characters. Filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference.
10.4*	Agreement with Disney Enterprises, Inc. dated as of August 1, 2000 relating to the licensing of Winnie the Pooh, Disney Classics and Disney Standard characters. Filed as Exhibit (10)(w) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.
10.5	The First Years Inc. 2002 Amended and Restated Equity Incentive Plan, filed herewith.
10.6	The First Years Inc. 2002 Amended and Restated Stock Option Plan for Directors, filed herewith.
10.7	Letter Agreement between The First Years Inc. and Jerome M. Karp dated August 8, 1999. Filed as Exhibit (10)(v) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

Exhibit	Description

10.8	Employment Agreement between The First Years Inc. and Ronald J. Sidman dated September 30, 1999. Filed as Exhibit (10)(u) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.
10.9	Agreement between The First Years Inc. and Bruce Baron dated July 10, 1997. Filed as Exhibit (10)(p) to the Company’s annual report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference.
10.10	Non-Compete Agreement between The First Years Inc. and Richard F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(m) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
10.11	Change of Control Agreement between The First Years Inc. and Richard F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(n) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
10.12	Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated September 28, 2000. Filed as Exhibit (10)(o) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
10.13	Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated March 21, 2001. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.
10.14	Agreement between The First Years Inc. and James A. Connors, Jr. dated May 8, 2000. Filed as Exhibit (10)(p) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.
10.15	Employee Contract between The First Years Inc. and John R. Beals dated September 30, 2002. Filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference.
10.16	Employee Contract between The First Years Inc. and Barry Boehme dated January 12, 2003, filed herewith.
10.17	Consumer Products License — Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc. Filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ending September 30, 2002 and incorporated herein by reference.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
99.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment has been granted with respect to portions of this document by the Securities and Exchange Commission.

15(b)     Report on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

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

Date: March 28, 2003

By:	/s/ JOHN R. BEALS

John R. Beals, Treasurer and Senior Vice President —
Finance (Chief Financial Officer and
Chief Accounting Officer)
Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. SIDMAN Ronald J. Sidman	Chief Executive Officer, Chairman of the Board of Directors and President	March 20, 2003

/s/ EVELYN SIDMAN Evelyn Sidman	Director	March 24, 2003

/s/ BENJAMIN PELTZ Benjamin Peltz	Director	March 20, 2003

/s/ FRED T. PAGE Fred T. Page	Director	March 20, 2003

/s/ KENNETH R. SIDMAN Kenneth R. Sidman	Director	March 20, 2003

/s/ LEWIS M. WESTON Lewis M. Weston	Director	March 20, 2003

/s/ WALKER J. WALLACE Walker J. Wallace	Director	March 25, 2003

/s/ BETH J. KAPLAN Beth J. Kaplan	Director	March 20, 2003

/s/ RICHARD WENZ Richard Wenz	Director	March 20, 2003

CERTIFICATIONS

I, Ronald J. Sidman, certify that:

1. I have reviewed this Annual Report on Form 10-K of The First Years Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RONALD J. SIDMAN

Ronald J. Sidman
Chairman, President, and Chief Executive Officer

Date 3/28/03

CERTIFICATIONS

I, John R. Beals, certify that:

1. I have reviewed this Annual Report on Form 10-K of The First Years Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN R. BEALS

John R. Beals
Senior Vice President — Finance and Treasurer,
(Chief Financial Officer and
Chief Accounting Officer)

Date 3/28/03

THE FIRST YEARS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
The First Years Inc.
Avon, Massachusetts

      We have audited the accompanying consolidated balance sheets of The First Years Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The First Years Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/     DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 6, 2003

THE FIRST YEARS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents (Notes 1 and 7)	$21,989,782	$13,310,004
Accounts receivable (less allowance for doubtful accounts of $250,000 in 2002 and 2001) (Note 7)	21,995,564	17,318,497
Inventories (Note 1)	16,171,842	20,331,823
Prepaid expenses and other assets	1,631,942	1,784,793
Deferred tax asset (Notes 1 and 3)	2,196,400	2,156,500

Total current assets	63,985,530	54,901,617

Property, Plant, and Equipment (Note 1):
Land	167,266	167,266
Building and improvements	6,692,722	5,309,915
Machinery and molds	9,395,859	7,809,664
Furniture and equipment	8,478,858	7,826,605

Total	24,734,705	21,113,450
Less accumulated depreciation	12,968,335	10,739,306

Property, plant, and equipment — net	11,766,370	10,374,144

Total Assets	$75,751,900	$65,275,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$15,259,792	$12,824,321
Accrued royalty expense (Note 5)	1,361,836	819,286
Accrued selling expenses	3,251,482	3,200,951

Total current liabilities	19,873,110	16,844,558

Deferred Tax Liability (Notes 1 and 3)	1,262,200	1,202,800

Commitments and Contingencies (Notes 5 and 7)
Stockholders’ Equity (Notes 4, 6, and 8):
Common stock — authorized, 50,000,000 shares; issued 10,818,464 and 10,748,404; outstanding, 8,219,044 and 8,173,867 as of December 31, 2002 and 2001, respectively	1,081,846	1,074,840
Paid-in-capital	9,854,632	9,277,390
Retained earnings	73,804,237	66,686,505
Less treasury stock at cost, 2,599,420 and 2,574,537 shares as of December 31, 2002 and 2001, respectively	(30,124,125)	(29,810,332)

Total stockholders’ equity	54,616,590	47,228,403

Total Liabilities and Stockholders’ Equity	$75,751,900	$65,275,761

See notes to consolidated financial statements.

THE FIRST YEARS INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000

Net Sales (Notes 1 and 7)	$134,391,487	$125,783,770	$128,753,574
Cost of Products Sold (Note 1)	88,281,741	83,777,994	85,799,934

Gross Profit	46,109,746	42,005,776	42,953,640
Selling, General, and Administrative Expenses (Note 1)	32,790,120	32,073,559	29,210,337

Operating Income	13,319,626	9,932,217	13,743,303
Interest Income	134,089	664,071	743,260

Income Before Income Taxes	13,453,715	10,596,288	14,486,563
Provision for Income Taxes (Notes 1 and 3)	5,516,000	4,344,500	5,835,600

Net Income (Note 10)	$7,937,715	$6,251,788	$8,650,963

Earnings Per Share (Notes 1 and 8)
Basic	$0.97	$0.68	$0.91

Diluted	$0.95	$0.67	$0.90

See notes to consolidated financial statements.

THE FIRST YEARS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Common Stock
			Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Treasury Stock

Balance, January 1, 2000	9,616,235	$1,057,033	$8,052,623	$52,907,819	$(10,315,049)
Stock issued under stock option plans (Note 6)	109,008	10,901	569,688	—	—
Tax benefit derived from option compensation deduction	—	—	42,400	—	—
Compensation charge related to grant of common stock option	—	—	50,000	—	—
Dividends paid	—	—	—	(573,299)	—
Repurchase of 549,478 shares for treasury	(549,478)	—	—	—	(5,550,290)
Net income	—	—	—	8,650,963	—

Balance, December 31, 2000	9,175,765	1,067,934	8,714,711	60,985,483	(15,865,339)
Stock issued under stock option plans (Note 6)	69,067	6,906	454,379	—	—
Tax benefit derived from option compensation deduction	—	—	48,300	—	—
Compensation charge related to grant of common stock option	—	—	60,000	—	—
Dividends paid	—	—	—	(550,766)	—
Repurchase of 1,070,965 shares for treasury	(1,070,965)	—	—	—	(13,944,993)
Net income	—	—	—	6,251,788	—

Balance, December 31, 2001	8,173,867	1,074,840	9,277,390	66,686,505	(29,810,332)
Stock issued under stock option plans (Note 6)	70,060	7,006	545,742	—	—
Tax benefit derived from option compensation deduction	—	—	31,500	—	—
Dividends paid	—	—	—	(819,983)	—
Repurchase of 24,883 shares for treasury	(24,883)	—	—	—	(313,793)
Net income	—	—	—	7,937,715	—

Balance, December 31, 2002	8,219,044	$1,081,846	$9,854,632	$73,804,237	$(30,124,125)

See notes to consolidated financial statements.

THE FIRST YEARS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$7,937,715	$6,251,788	$8,650,963
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Depreciation	2,556,453	2,227,389	2,019,279
Compensation charge related to grant of common stock option	0	60,000	50,000
Provision for doubtful accounts	116,825	1,217,405	87,324
Write-down of equipment	616,170	552,527	415,389
Change in deferred income taxes	19,500	(100,000)	(105,800)
Increase (decrease) arising from working capital items:
Accounts receivable	(4,793,892)	991,527	1,973,133
Inventories	4,159,981	(1,888,110)	1,909,132
Prepaid expenses and other assets	184,351	(980,136)	595,017
Accounts payable	2,435,471	1,219,081	1,161,932
Accrued royalty expense	542,550	(127,337)	(845,852)
Accrued selling expenses	50,531	177,423	(25,019)

Net cash provided by operating activities	13,825,655	9,601,557	15,885,498

Cash Flows from Investing Activities:
Purchase of property, plant, and equipment	(4,564,849)	(3,437,321)	(2,562,984)

Cash Flows from Financing Activities:
Dividends paid	(819,983)	(550,766)	(573,299)
Purchase of treasury stock	(47,730)	(13,812,486)	(5,550,290)
Common stock issued under stock option plans	286,685	328,778	580,589

Net cash used for financing activities	(581,028)	(14,034,474)	(5,543,000)

Increase (decrease) in Cash and Cash Equivalents	8,679,778	(7,870,238)	7,779,514
Cash and Cash Equivalents, Beginning of Year	13,310,004	21,180,242	13,400,728

Cash and Cash Equivalents, End of Year	$21,989,782	$13,310,004	$21,180,242

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$0	$0	$0

Income taxes	$4,543,347	$4,848,491	$4,635,972

Supplemental Schedule of Noncash Financing Activities:
Treasury stock transactions	$266,063	$132,507	$0

See notes to consolidated financial statements.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

      Business — The First Years Inc., a Massachusetts corporation (the “Company”), is a developer, marketer, and distributor of basic accessories and related products for infants and toddlers. The Company was founded and incorporated in 1952. Since its inception, the Company has engaged in this single line of business, with one class of similar products. The following is a summary of the Company’s significant accounting policies.

      Basis of Reporting — The consolidated financial statements include the accounts of The First Years Inc. and the Company’s wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company’s consolidated financial statements include allowances for doubtful accounts, obsolete inventories, and sales returns. Actual results could differ from those estimates.

      Revenue Recognition — In accordance with Staff Accounting Bulletin No. 101, the Company recognizes revenue when products are shipped or delivered and substantial risks of ownership transfer to the customer, a firm sales agreement is in place, and collectibility of the fixed or determinable sales price is reasonably assured. Common to our industry, customers may be authorized to return selected products and the Company reduces sales and accounts receivables for actual returns and estimates future returns based on historical trends and information available to us, including the pattern of returns immediately following the reporting period. Amounts billed to customers for shipping and handling are included in net sales.

      Sales Incentives — Costs associated with sales incentives to promote the Company’s products, including costs related to cooperative advertising programs, slotting fees or buydowns, and certain rebates, are reflected as a reduction of revenue when recognized.

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

      Property, Plant, and Equipment — Property, plant, and equipment is stated at cost. Depreciation is provided based on the estimated useful lives of the various classes of assets (building and improvements, 15 to 40 years; machinery and molds, 5 to 10 years; furniture and equipment, 5 to 10 years) using the straight-line method.

      Income Taxes — Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

      Stock-Based Compensation — Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to its stock options and other stock-based compensation plans. These plans are more fully described in Note 6.

      In accordance with APB No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each of the Company’s options is calculated using the Binomial option-pricing model.

	Years Ended December 31

	2002	2001	2000

Net Income — as reported	$7,937,715	$6,251,788	$8,650,963
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(1,561,779)	(1,725,582)	(1,674,438)

Net income — pro forma	$6,375,936	$4,526,206	$6,976,525

Earnings per share
Basic — as reported	$0.97	$0.68	$0.91
Basic — pro forma	$0.78	$0.50	$0.73
Diluted — as reported	$0.95	$0.67	$0.90
Diluted — pro forma	$0.77	$0.49	$0.73

      Earnings Per Share — Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

      Product Development Costs — Product development costs are expensed as incurred. During 2002, 2001, and 2000, product development costs approximated $6,387,000, $4,970,000, and $4,246,000, respectively.

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

      Derivative Instruments — The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency risks on future cash flows emanating from sales denominated in foreign currencies. Foreign currency forward exchange contracts are used to offset changes in the fair value of certain assets and liabilities resulting from transactions with third parties denominated in foreign currencies. It is the Company’s policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.

      All foreign currency forward exchange contracts are denominated in currencies of major industrial countries. All of the foreign currency forward exchange contracts, although effective hedges from an economic perspective, have not been designated as hedges for accounting purposes. These contracts are recognized on the consolidated balance sheet at fair value with the changes in fair value recognized in the consolidated statements of income as a component of cost of products sold. We had no outstanding foreign currency forward exchange contracts as of December 31, 2002 and 2001.

      Fair Value of Financial Instruments — The fair value of the Company’s assets and liabilities which constitute financial instruments as defined in SFAS No. 107 approximate their recorded value.

      Treasury Stock — Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the consolidated balance sheet.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reporting Comprehensive Income — Comprehensive income was equal to net income for the years ended December 31, 2002, 2001 and 2000.

      Reclassifications — Certain reclassifications were made to prior year amounts in order to conform with the current year presentation. See New Accounting Pronouncements.

     New Accounting Pronouncements

      In 2001, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”. The consensus in EITF No. 01-09 addresses the income statement classification of various types of sales incentives, including discounts, consumer coupons, rebates, and free products as well as “slotting fees”, cooperative advertising arrangements and “buydowns”. The consensus requires these sales incentives be classified as a reduction of sales, versus a selling, general, and administrative expense.

      The Company adopted the consensus in EITF Issue No. 01-09 on January 1, 2002. EITF Issue No. 01-09 was issued to codify and reconcile EITF Nos. 00-14, 00-22, and 00-25 which address the accounting for consideration given by a vendor to a customer. With the adoption of this EITF in 2002, sales incentives of approximately $6.3 million, and $4.7 million for years ended December 31, 2001, and 2000 respectively, were reclassified as a reduction to net sales and a corresponding reduction to selling, general, and administrative expenses in the consolidated statements of income. The adoption of this consensus had no impact on operating income and net income.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 was effective for the Company as of January 1, 2002. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of this statement did not have a material impact on its consolidated statements of income, consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of APB No. 51” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition. However, as the Company is not involved in any special purpose entities, it does not anticipate that the effect of adopting this interpretation will be material to its consolidated statements of income, consolidated financial position or results of operations.

2.     Debt

      During 2002 and 2001, the Company had available an unsecured line of credit totaling $10,000,000 with a bank. The line is subject to annual renewal at the option of the bank and requires no compensating balances. The line bears interest at the prime rate or the LIBOR rate plus 1.75%. No short-term borrowings were incurred by the Company during 2002 or 2001. As of December 31, 2002 and 2001, no balance was outstanding. The line of credit will expire in November 2003.

3.     Income Taxes

      Components of the Company’s net deferred tax asset at December 31 are as follows:

	2002	2001

Deferred tax assets:
Expenses not currently deductible	$310,200	$319,200
Capitalized packaging costs not currently deductible	1,026,600	936,300
Capitalized inventory costs not currently deductible	657,700	660,800
Other	201,900	240,200

	2,196,400	2,156,500

Deferred tax liabilities:
Excess tax depreciation over financial reporting depreciation	1,262,200	1,202,800

Net deferred tax asset	$934,200	$953,700

      There was no valuation allowance for the years ended December 31, 2002, 2001, and 2000.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consists of the following:

	2002	2001	2000

Federal:
Current	$4,248,200	$3,273,600	$4,559,600
Deferred	19,500	(100,000)	(105,800)

Total federal	4,267,700	3,173,600	4,453,800
State	1,248,300	1,170,900	1,381,800

Provision for income taxes	$5,516,000	$4,344,500	$5,835,600

      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

	2002	2001	2000

Statutory rate	35.0%	34.0%	35.0%
State income taxes, net of federal income tax benefit	6.5	6.1	6.1
Other	(0.5)	0.9	(0.8)

Effective tax rate	41.0%	41.0%	40.3%

4.     Stockholders’ Equity

      In 2002 and 2001, the Company purchased 2,600 and 42,700 shares, respectively, of its common stock at an aggregate purchase price of $25,853 and $416,875, respectively under its standing stock repurchase program. In 2002 and 2001, the Company acquired 22,283 and 13,767 shares, respectively, through delivery of mature shares by an employee for the exercise of stock options.

      In November 2001, the Board of Directors authorized the Company to repurchase up to 900,000 shares of the Company’s common stock through a modified “Dutch Auction” tender offer, and, in the event of an over-subscription within a specified range, to accept shares on a pro rata basis at a price range of $10.65 to $12.65. The Company completed repurchases under this authorization during 2001 and purchased 1,014,498 shares of common stock, representing approximately 11% of the shares outstanding prior to the tender offer, at an aggregate purchase price of $12,833,400. The costs associated with this transaction totaled $584,088, of which $21,877 was incurred in 2002.

5.     Commitments and Contingencies

      Forward Exchange Contracts — During 2001, the Company entered into forward exchange contracts with a bank whereby the Company was committed to deliver foreign currency at predetermined rates. The contracts expired within the year. The Company had no foreign currency forward exchange contracts outstanding as of December 31, 2002 and 2001. Net gains or losses on the settlement of foreign currency forward exchange contracts, reported in cost of products sold in the consolidated statements of income, were not material to the Company’s operating income or net income for the years ended December 31, 2002, 2001, or 2000.

      Other Commitments — At December 31, 2002 and 2001, the Company had no letters of credit outstanding.

      Royalties — The Company enters into license agreements with inventors, designers and others for the use of intellectual property in its products. These agreements provide for the payment of royalties on sales of

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain character and patent licensed products. Existing agreements have terms ranging from one to three years. Royalty expenses were $5,386,000, $5,377,000, and $6,387,000 in 2002, 2001, and 2000, respectively, and are reflected in cost of products sold in the accompanying consolidated statements of income.

      Also, certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Such amounts are subject to change based upon actual sales performance in each period. Total required minimum royalty payments were $3,890,000 and $4,439,000 for the periods ended December 31, 2002 and 2001, respectively. Under terms of existing agreements, and after giving effect to the renewal of our most significant domestic agreement (see Note 7), the Company may, provided the other party meets their contractual commitment, be required to pay amounts estimated as follows:

2003	$4,556,000
2004	3,469,000
2005	163,000
2006	0
2007	0

$8,188,000

      In addition, the Company has $928,723 of prepaid royalties included as a component of prepaid expenses and other current assets in the December 31, 2002 balance sheet.

      At December 31, 2002, the Company had approximately $1,439,800 in outstanding inventory purchase commitments.

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

6.     Benefit Plans

      Defined Contribution Plans — The Company has a defined contribution trusteed benefit plan covering eligible employees, requiring annual contributions based upon certain percentages of salaries of employees. Company contributions aggregated $753,000, $504,000, and $551,000 in 2002, 2001, and 2000, respectively. The Company sponsors a 401(k) defined contribution plan covering substantially all Company employees pursuant to which the Company is obligated to match, up to specified amounts, employee contributions. Company contributions to this plan were not material for the periods presented.

      Stock Option Plans — The Company has stock option plans under which officers, employees, non-employees, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued common stock. As of December 31, 2002, substantially all of our employees were participants in The First Years Inc. 2002 Amended and Restated Equity Incentive Plan and all non-employee directors were participants in The First Years Inc. 2002 Amended and Restated Stock Option Plan for Directors (collectively, the Option Plans). All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s Board of Directors has reserved 2,980,000 shares for issuance under the Option Plans. As of December 31, 2002, there are 579,069 options available for future grant under the Option Plans. The exercise price for the incentive stock options granted under the Option Plans may not be less than the fair market value of the common stock at the date of grant, 110% of fair market value in the case of options granted to a 10% stockholder.

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

      Under the Option Plans, employees of the Company may purchase stock on the exercise of their options through the delivery of existing shares of the Company’s common stock. The shares delivered to the Company by the employee must have been outstanding for at least six months. The Company acquired 22,283 and 13,767 shares of its common stock for the years ended December 31, 2002 and 2001, respectively, through the delivery of mature shares by an employee for the exercise of stock options.

      Options granted must be exercised within the period prescribed by the Compensation Committee; the options vest in accordance with the vesting provisions prescribed at the time of grant.

      A summary of activity of stock options granted under the Option Plans is as follows:

				Weighted
	Weighted			Average
	Average			Exercise
	Exercise	Number of		Price for
	Price Per	Options	Options	Options
	Share	Outstanding	Exercisable	Exercisable

January 1, 2000	$11.27	766,622	428,615	$9.46
Granted	7.83	477,971
Canceled	9.73	(80,846)
Exercised	5.33	(109,008)

December 31, 2000	10.43	1,054,739	532,601	$11.49
Granted	9.22	292,322
Canceled	9.71	(69,965)
Exercised	6.71	(69,067)

December 31, 2001	10.39	1,208,029	726,338	$11.43
Granted	12.36	290,683
Canceled	10.88	(31,145)
Exercised	7.43	(70,060)

December 31, 2002	$10.90	1,397,507	919,122	$11.01

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The grant date fair value for options granted in 2002, 2001, and 2000 was $6.37, $5.19, and $4.74, respectively. The following table sets forth information regarding stock options outstanding at December 31, 2002 under the Stock Option Plans as described above:

					Weighted
				Number	Average
Number		Weighted	Weighted	Currently	Exercise
of Options	Range of	Average	Average	Exercisable	Price for
Outstanding	Exercise	Exercise	Remaining	at	Options
at 12/31/02	Prices	Price	Life	12/31/02	Exercisable

6,000	$2.81	$2.81	1.42	6,000	$2.81
26,000	4.22 — 6.33	4.63	2.42	26,000	4.63
581,162	6.33 — 9.49	8.30	7.44	342,184	8.13
648,363	9.49 — 14.24	12.62	7.47	416,228	12.54
135,982	14.24 — 17.00	15.38	5.71	128,710	15.39

1,397,507		$10.90	7.20	919,122	$11.01

Pro Forma Disclosures

      As described in Note 1, the Company applies the intrinsic value method of APB No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for options granted to employees. The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and has presented such disclosure in Note 1.

      For purposes of the pro forma disclosures, the fair value of the options granted under the Company’s stock option plans during 2002, 2001, and 2000 was estimated on the date of grant using the Binomial option-pricing model. Key assumptions used to apply this pricing model are as follows:

	2002	2001	2000

Risk free interest rate	4.54%	4.78%	6.35%
Expected life of option grants	7.74 years	7.67 years	7.65 years
Expected volatility of underlying stock	36.74%	43.45%	45.50%
Expected dividend payment rate	0.85%	0.85%	0.85%

      The pro forma disclosures include the effects of options granted in 2002, 2001, and 2000.

7.  Vulnerability Due to Certain Concentrations

      Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and forward foreign currency exchange contracts (see Note 5). The Company’s cash equivalents consist of money market funds placed with major banks and financial institutions. The Company’s trade receivables principally include amounts due from retailers who are geographically dispersed. The Company’s three largest customers accounted for 69% and 61% of the trade receivables outstanding at December 31, 2002 and 2001, respectively. The Company routinely assesses the financial strength of its customers. The Company purchases credit insurance for certain of its foreign customers to limit its potential exposure to foreign trade receivable credit risks. The Company routinely assesses the financial strength of the bank which is the counterparty to the forward exchange contracts and as of December 31, 2002 management believes it had no significant exposure to credit counterparty risks.

      Major Customers and Export Sales — The Company derived 10% or more of its net sales from its three largest customers. The Company’s largest customer accounted for net sales of approximately $32,339,000,

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$29,833,000, and $31,685,000 in 2002, 2001, and 2000, respectively. The Company’s second largest customer accounted for net sales of approximately $27,630,000, $24,892,000, and $25,639,000 in 2002, 2001, and 2000, respectively. The Company’s third largest customer accounted for net sales of approximately $22,978,000, $20,015,000, and $17,336,000 in 2002, 2001, and 2000. No other customer accounted for 10% or more of the Company’s sales. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $17,312,000, $14,813,000, and $14,429,000 in 2002, 2001, and 2000, respectively.

      Reliance on Licensed Products — The Company derives a significant portion of its net sales from products under license. Net sales of products licensed under the most significant domestic licensing agreement amount to approximately $28,194,000, $28,432,000, and $30,250,000 or 21%, 23%, and 23% of the Company’s total net sales for the years ended December 31, 2002, 2001, and 2000, respectively. This licensing agreement was renewed in 2002 and will expire at the end of 2004, with an option to renew until the end of 2005 provided certain conditions are met.

      Reliance on Foreign Manufacturers — The Company does not own or operate its own manufacturing facilities. In 2002, 2001, and 2000, the Company derived approximately 74%, 69%, and 69%, respectively, of its net sales from products manufactured by others in the Far East, primarily in China. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely, depending on the particular product.

8.     Computation of Earnings per Share

      Computation of the earnings per share (EPS) in accordance with SFAS No. 128 is as follows:

	2002	2001	2000

Weighted average shares outstanding	8,200,624	9,151,540	9,500,726
Effect of dilutive shares	168,258	152,732	119,202

Weighted average diluted shares outstanding	8,368,882	9,304,272	9,619,928

Net Income	$7,937,715	$6,251,788	$8,650,963

Basic earnings per share	$0.97	$0.68	$0.91

Diluted earnings per share	$0.95	$0.67	$0.90

      As of December 31, 2002, options to purchase 1,119,950 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average price of the common shares. The options, which expire in 2003 to 2012, had exercise prices ranging from $9 to $17 per share. The options were still outstanding at the end of 2002.

      As of December 31, 2001, options to purchase 426,487 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average price of the common shares. The options, which expire in 2004 to 2009, had exercise prices ranging from $13 1/2to $17 per share. The options were still outstanding at the end of 2001.

      As of December 31, 2000, options to purchase 498,865 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average price of the common shares. The options, which expire in 2007 to 2010, had exercise prices ranging from $9 5/8to $17 per share. The options were still outstanding at the end of 2000.

9.     Segment Information

      The Company operates in one business segment. It engages in the single line of business of developing and marketing one class of similar products for infants and toddlers distributed through the same channels.

THE FIRST YEARS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Within this operating segment, the Company had net sales of approximately $91,653,000, $84,046,000, and $84,787,000 related to The First Years brand sales and approximately $42,739,000, $41,738,000, and $43,967,000 related to licensed and specialty sales in 2002, 2001, and 2000, respectively.

      For marketing purposes, the Company’s product line consists of three categories, Feeding & Soothing, Play and Discover, and Care and Safety. Net sales by product category for the year ended December 31 is as follows (in thousands):

Product Category	2002	2001	2000

Feeding & Soothing	$51,065	$44,625	$53,716
Play & Discover	34,003	33,962	29,348
Care & Safety	49,323	47,197	45,690

      As of December 31, 2002 and 2001, the Company has $2,054,028 and $1,554,726, respectively of molds located in various foreign countries which are considered long-lived assets.

      See footnote 7 for discussion of major customers, export sales, and licensed product sales.

10.     Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for the years ended December 31, 2002 and 2001 is as follows:

				Basic	Diluted
		Gross	Net	Earnings	Earnings
Calendar Quarter	Net Sales (1)	Profit (1)	Income (2)	Per Share	Per Share

2002
First	$33,310,840	$11,628,709	$2,148,780	$0.26	$0.25
Second	34,766,239	12,370,713	2,188,033	0.27	0.26
Third	33,955,088	11,759,045	2,211,854	0.27	0.26
Fourth	32,359,320	10,351,279	1,389,048	0.17	0.17
2001
First	$32,458,730	$11,196,801	$2,376,915	$0.26	$0.26
Second	31,818,183	10,275,830	1,496,380	0.16	0.16
Third	34,547,896	11,168,296	2,053,482	0.22	0.22
Fourth (2)	26,958,961	9,364,849	325,011	0.04	0.04

      Basic and diluted earnings per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

(1)	Quarterly amounts adjusted to reflect certain reclassifications.

(2)	During the 4th quarter of 2001, the Company recorded a specific charge for a bad debt write-off of approximately $952,000 relating to the Kmart bankruptcy.

* * * * * *

SCHEDULE II

THE FIRST YEARS INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001, and 2000

		Additions
	Balance,	Charged to
	Beginning of	Costs and			Balance
Description	Year	Expenses	Deductions		End of Year

Valuation Accounts Deducted from Assets to which they Apply —
Allowance for doubtful accounts:
2002	$250,000	$116,825	$116,825	(1)	$250,000

2001	$270,000	$1,217,405 (2)	$1,237,405	(1,2)	$250,000

2000	$270,000	$87,324	$87,324	(1)	$270,000

Allowance for obsolete inventory:
2002	$200,000	$150,000	$150,000		$200,000

2001	$300,000	$0	$100,000		$200,000

2000	$390,000	$0	$90,000		$300,000

(1)	Net accounts written off.

(2)	Includes write-off of certain Kmart receivables of approximately $952,000.

THE FIRST YEARS INC.

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N. A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

10.1*	Agreement with the Children’s Television Workshop dated July 1, 1996 regarding the licensing of Sesame Street characters. Filed as Exhibit (10)(g) to the Company’s annual report on Form 10-K for the period ended December 31, 1996 and incorporated herein by reference.

10.2*	Letter agreement with Children’s Television Workshop dated as of July 1, 1999 regarding the renewal of licensing of Sesame Street characters. Filed as Exhibit (10)(d) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

10.3*	Letter agreement with Sesame Workshop dated July 1, 2001 regarding the renewal of licensing of Sesame Street characters. Filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference.

10.4*	Agreement with Disney Enterprises, Inc. dated as of August 1, 2000 relating to the licensing of Winnie the Pooh, Disney Classics and Disney Standard characters. Filed as Exhibit (10)(w) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

10.5	The First Years Inc. 2002 Amended and Restated Equity Incentive Plan, filed herewith.

10.6	The First Years Inc. 2002 Amended and Restated Stock Option Plan for Directors, filed herewith.

10.7	Letter Agreement between The First Years Inc. and Jerome M. Karp dated August 8, 1999. Filed as Exhibit (10)(v) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

10.8	Employment Agreement between The First Years Inc. and Ronald J. Sidman dated September 30, 1999. Filed as Exhibit (10)(u) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

10.9	Agreement between The First Years Inc. and Bruce Baron dated July 10, 1997. Filed as Exhibit (10)(p) to the Company’s annual report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference.

10.10	Non-Compete Agreement between The First Years Inc. and Richard F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(m) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.11	Change of Control Agreement between The First Years Inc. and Richard F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(n) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.12	Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated September 28, 2000. Filed as Exhibit (10)(o) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

Exhibit	Description

10.13	Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated March 21, 2001. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.

10.14	Agreement between The First Years Inc. and James A. Connors, Jr. dated May 8, 2000. Filed as Exhibit (10)(p) to the Company’s annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.15	Employee Contract between The First Years Inc. and John R. Beals dated September 30, 2002. Filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference.

10.16	Employee Contract between The First Years Inc. and Barry Boehme dated January 12, 2003, filed herewith.

10.17	Consumer Products License — Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc. Filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ending September 30, 2002 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

99.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment has been granted with respect to portions of this document by the Securities and Exchange Commission.