Form 10-Q
period 2003-03-31
FIRST YEARS INC
filed 2003-05-15
CIK 55698

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarter Ended	March 31, 2003

Commission file number	0-7024

The First Years Inc.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2149581 (I.R.S. Employer Identification No.)

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

     Yes [X].     No [   ].

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [   ].     No [X].

     The number of shares of Registrant’s common stock outstanding on April 30, 2003 was 8,226,430.

THE FIRST YEARS INC.

INDEX

Page
PART I — FINANCIAL INFORMATION:
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Income	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4-6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9
Quantitative and Qualitative Disclosure about Market Risk	10
Controls and Procedures	10
PART II — OTHER INFORMATION
Other Information	11
SIGNATURES	12
CERTIFICATIONS	13-14
EXHIBIT INDEX	15

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$19,839,828	$21,989,782
Accounts receivable, net	22,976,045	21,995,564
Inventories	15,721,718	16,171,842
Prepaid expenses and other assets	880,162	1,631,942
Deferred tax assets	2,251,758	2,196,400

Total current assets	61,669,511	63,985,530

PROPERTY, PLANT, AND EQUIPMENT:
Land	167,266	167,266
Building and improvements	6,692,722	6,692,722
Machinery and molds	9,722,052	9,395,859
Furniture and equipment	8,545,342	8,478,858

Total	25,127,382	24,734,705
Less accumulated depreciation	13,666,418	12,968,335

Property, plant, and equipment — net	11,460,964	11,766,370

TOTAL ASSETS	$73,130,475	$75,751,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,122,255	$15,259,792
Accrued royalty expenses	405,559	1,361,836
Accrued selling expenses	1,464,578	3,251,482

Total current liabilities	14,992,392	19,873,110

DEFERRED TAX LIABILITY	1,262,200	1,262,200

STOCKHOLDERS’ EQUITY:
Common stock	1,083,405	1,081,846
Paid-in-capital	9,993,304	9,854,632
Retained earnings	76,096,195	73,804,237
Less treasury stock at cost, 2,607,620 and 2,599,420 shares as of March 31, 2003 and December 31, 2002, respectively	(30,217,359)	(30,124,125)
Accumulated other comprehensive loss	(79,662)	0

Total stockholders’ equity	56,875,883	54,616,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,130,475	$75,751,900

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

NET SALES	$33,886,704	$33,310,840
COST OF PRODUCTS SOLD	21,672,950	21,682,131

GROSS PROFIT	12,213,754	11,628,709
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,381,837	8,009,856

OPERATING INCOME	3,831,917	3,618,853
INTEREST INCOME	52,741	23,227

INCOME BEFORE INCOME TAXES	3,884,658	3,642,080
PROVISION FOR INCOME TAXES	1,592,700	1,493,300

NET INCOME	$2,291,958	$2,148,780

BASIC EARNINGS PER SHARE	$0.28	$0.26

DILUTED EARNINGS PER SHARE	$0.28	$0.25

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,291,958	$2,148,780
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	698,083	597,247
Provision for doubtful accounts	7,477	7,718
Write-down of equipment	0	710
Increase (decrease) arising from working capital items:
Accounts receivable	(987,958)	(6,158,009)
Inventories	450,124	(66,977)
Prepaid expenses and other assets	770,180	358,927
Accounts payable and accrued expenses	(2,272,557)	(3,129,140)
Accrued royalties	(956,277)	(568,778)
Accrued selling expense	(1,786,904)	(1,677,901)

Net cash used for operating activities	(1,785,874)	(8,487,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant, and equipment	(392,677)	(1,577,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued under stock option plans	121,831	90,153
Purchase of treasury stock	(93,234)	(7,380)

Net cash provided by financing activities	28,597	82,773

DECREASE IN CASH AND CASH EQUIVALENTS	(2,149,954)	(9,981,848)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,989,782	13,310,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,839,828	$3,328,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$2,059,627	$11,147

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Treasury stock transactions	$0	$266,063

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.   Basis of Presentation — Amounts in the accompanying balance sheet as of December 31, 2002 are condensed from the Company’s audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the periods ended March 31, 2003 and 2002. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     Stock-Based Compensation — Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to its stock options and other stock-based compensation plans.

     In accordance with APB No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each of the Company’s options is calculated using the Binomial option-pricing model.

	2003	2002

Net Income - as reported	$2,291,958	$2,148,780
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(279,786)	(344,771)

Net income – pro forma	$2,012,172	$1,804,009

Earnings per share
Basic – as reported	$0.28	$0.26
Basic – pro forma	$0.24	$0.22
Diluted – as reported	$0.28	$0.25
Diluted – pro forma	$0.24	$0.22

     2.   Common Stock — The Company has 50,000,000 authorized shares of $.10 par value common stock with 10,834,050 and 10,818,464 shares issued and 8,226,430 and 8,219,044 shares outstanding as of March 31, 2003 and December 31, 2002, respectively.

     3.   Earnings Per Share — Computation of earnings per share (“EPS”) is as follows:

	Three Months Ended
	March 31,

	2003	2002

Weighted Average Shares Outstanding	8,219,370	8,177,564
Effect of Dilutive Shares	97,672	263,816

Weighted Average Diluted Shares Outstanding	8,317,042	8,441,380

Net Income	$2,291,958	$2,148,780

Basic Earnings Per Share	$0.28	$0.26

Diluted Earnings Per Share	$0.28	$0.25

Options to purchase 821,493 shares of common stock for the three months ended March 31, 2003 were not included in the computation of diluted EPS for that period because the exercise prices of those options were greater than the average market price of the Company’s common stock. Options to purchase 615,973 shares of common stock for the three months ended March 31, 2002 were not included in the computation of diluted EPS for that period because the exercise prices of those options were greater than the average market price of the Company’s common stock.

     4.   Derivative Instruments — The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency risks on future cash flows emanating from sales denominated in foreign currencies and the receipt of cash from such transactions. It is the Company’s policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.

Currency contracts are designated as, and are highly effective as, hedges of anticipated sales in specific currencies. Prior to an anticipated transaction closing, the gain or loss on the forward exchange contract is accumulated in other comprehensive income, and reclassified against revenue when the hedged transaction is recorded. Subsequent changes in the value of the contract are recorded in the income statement, generally as an offset to gains or losses on the receivables generated by the sales transactions.

All foreign currency forward exchange contracts are denominated in currencies of major industrial countries. During the quarter ended March 31, 2003 the Company entered into forward contracts maturing at various dates through the end of 2003 to sell the equivalent of approximately $10,713,000 in foreign currencies, the Euro, the British Pound, and the Canadian Dollar, at contracted rates. During the three months ended March 31, 2003, the Company recorded an unrealized loss of $118,696, net of tax, in other comprehensive loss for the change in the fair value of these contracts. This loss will be recognized in earnings as the hedged instruments affect net income during 2003.

During the three months ended March 31, 2003, the Company reclassified $39,034, net of tax into results of operations. During 2002 the Company did not designate the forward exchange contracts it entered into as hedges for accounting purposes.

     5.   Comprehensive Income — Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:

	2003	2002

Net Income	$2,291,958	$2,148,780
Other comprehensive loss, net of tax:
Net change in fair value of cash flow hedges	(118,696)	—
Amounts reclassified into results of operations	39,034	—

Comprehensive Income	$2,212,296	$2,148,780

     6.   Borrowings & Line of Credit — During the first three months of 2003 and 2002, the Company did not borrow against its $10,000,000 unsecured line of credit established with a bank.

     7.   New Accounting Pronouncements — In July 2002, FASB issued SFAS No. 146, “Accounting For Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company has not initiated any restructuring activity subsequent to January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations. We have adopted the disclosure-only provisions of SFAS No. 148 for the quarter ended March 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs of which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the effect that the adoption of FIN 46 will have on our results of operations and financial condition. However, as we are not involved in any special purpose entities, we do not anticipate that the effect of adopting this interpretation will be material to our consolidated statements of income, consolidated financial position or results of operations.

     9.   Concentrations & Export Sales — The Company derives sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first three months of 2003 and 2002, net sales of The First Years brand products were approximately $22,578,000 and $23,473,000, respectively, while net sales derived from license and specialty products amounted to approximately $11,309,000 and $9,838,000 in the first three months of 2003 and 2002, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $4,660,000 and $4,061,000 during the first three months of 2003 and 2002, respectively.

THE FIRST YEARS INC.

Part I, Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this Quarterly Report on Form 10-Q that are not strictly historical are “forward looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, are confident, estimate and similar expressions, which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include, but are not limited to, trends in sales of The First Years Brand® and licensed products including the effect of reduced economic activity, continued success of new Disney character refreshed graphics, continued maintenance of favorable license arrangements, continued success of market research identifying new product opportunities, successful introduction of new products, continued product innovation, the success of new enhancements to the Company’s brand image, growth in domestic and international sales, ability to attract and retain key personnel, sales and earnings results, and general economic conditions affecting consumer spending, including uncertainties relating to global political conditions, such as terrorism and the conflict with Iraq. Information with respect to risk factors is contained in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not intend to update any of the forward looking statements after the date of this Report to conform these statements to actual results or changes in our expectations, except as required by law.

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

A. Results of Operations — First Quarter of 2003 Compared with First Quarter of 2002

     Net income for the first quarter of 2003 was $2.3 million or $0.28 per diluted share, compared with $2.1 million or $0.25 per diluted share in 2002. Net sales for the first quarter of 2003 were $33.9 million, compared with $33.3 million in the comparable period in 2002. In spite of continued economic weakness, net sales for the quarter ended March 31, 2003 increased modestly by 2% over the prior year comparable period. Net sales of licensed and specialty products increased as a result of increased distribution and new product introductions and packaging refreshing of certain existing products. These increases were partially offset by a decrease in The First Years brand sales resulting primarily from inventory management actions taken by several customers.

     Cost of products sold in both the first quarter of 2003 and 2002 was $21.7 million. As a percentage of sales, cost of products sold for the first quarter of 2003 decreased to 64% from 65% in the comparable period of 2002, principally due to product mix and planned product cost savings.

     Selling, general, and administrative expenses for the first quarter of 2003 were $8.4 million, an increase of $0.4 million from the comparable period in 2002. The increase is primarily attributable to increased payroll and payroll-related costs associated with infrastructure improvements, mainly in marketing and product development. As a percentage of net sales, selling, general, and administrative expenses for the first quarter of 2003 increased to 25% from 24% in the comparable period of 2002.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its anticipated effective income tax rate.

B. Financial Condition

     Consolidated assets of $73.1 million at March 31, 2003 were $2.6 million lower than at December 31, 2002.

     Our cash and cash equivalents decreased to $19.8 million at March 31, 2003, from $22.0 million at December 31, 2002. The decrease resulted primarily from $1.8 million and $0.4 million used in operating and investing activities, respectively, offset by $0.03 million provided by financing activities.

     Net cash of $1.8 million used for operating activities consisted primarily of $2.3 million from net income adjusted for non-cash items, offset by $4.8 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in accounts receivables along with decreases in accounts payables and accrued royalty and selling expenses, which were partially offset by decreases in inventories and prepaid expenses and other assets. Days sales outstanding were 61 for the quarter ended March 31, 2003 and 53 for the year ended December 31, 2002. The increase in days sales outstanding is primarily attributable to an increase in net sales for the quarter ended March 31, 2003 as compared to the quarter ended December 31, 2002. Inventory turns were 1.4 for the quarter ended March 31, 2003 and 1.1 for the comparable period in 2002.

     Net cash of $0.4 million used in investing activities resulted from capital expenditures. Capital expenditures in 2003 consisted primarily of additions to machinery and molds for new production molds.

     Net cash of $0.03 million was provided by financing activities consisting of proceeds on the issuance of common stock under our stock option plans less treasury stock purchases.

     Estimated uses of cash in 2003 include capital expenditures for building and improvements, machinery and molds, and equipment of approximately $4 - 5 million. We expect to fund expenditures for capital requirements as well as liquidity needs from available cash balances and internally generated funds. We have an unsecured line of credit of $10 million, which is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. For the quarter ended March 31, 2003 we had no borrowings under the line of credit and as of December 31, 2002 there were no balances outstanding.

Recent Accounting Pronouncements

     In July 2002, FASB issued SFAS No. 146, “Accounting For Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003. We have not initiated any restructuring activity subsequent to January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations. We have adopted the disclosure-only provisions of SFAS No. 148 for the quarter ended March 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs of which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the effect that the adoption of FIN 46 will have on our results of operations and financial condition. However, as we are not involved in any special purpose entities, we do not anticipate that the effect of adopting this interpretation will be material to our consolidated statements of income, consolidated financial position or results of operations.

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

Foreign Currency Market Risk

     Our international operations are subject to certain opportunities and risks, including currency fluctuations. In the quarter ended March 31, 2003, our international sales accounted for 14% of total net sales. The value of the United States dollar affects our financial results, and changes in exchange rates may affect our revenues, gross margins, operating expenses, and retained earnings as expressed in United States dollars. At times, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British Pound, and the Canadian Dollar. We also attempt to minimize currency exposure risk through working capital management. At March 31, 2003, we held foreign currency contracts with a bank whereby we are committed to deliver foreign currency at predetermined rates. The contacts expire within one year. Based upon a sensitivity analysis, a 10% deterioration in foreign exchange rates would cause the fair value of the Company’s financial instruments to decrease by approximately $0.9 million at March 31, 2003. Our future commitment under these contracts totaled approximately $8.6 million as of March 31, 2003. See also Note 4 of the accompanying notes to our condensed consolidated financial statements for a further description of these foreign currency contracts.

Interest Rate Risks

     Changes in interest rates affect interest income earned on the Company’s cash equivalents and short-term investments, composed primarily of U.S. treasury obligations and short-term money market instruments. We do not attempt to reduce or eliminate our market exposure to changes in interest rates in the U.S. or in international operations.

     Also see the Company’s disclosure regarding Market Risk in Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC.

Part I, Item 4.

Controls and Procedures

(a)	Within the 90-day period prior to the filing of this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and the operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an efficient manner.

(b)	There were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of their most recent evaluation.

THE FIRST YEARS INC.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

     We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2: Changes in Securities and Use of Proceeds

     Not Applicable

Item 3: Defaults Upon Senior Securities

     Not Applicable

Item 4: Submission of Matters to a Vote of Securityholders.

     No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the three months ended March 31, 2003.

Item 5: Not Applicable

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits — The following exhibits are filed as part of this Report:

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K:

During the first quarter of 2003, the Company filed a report on Form 8-K on March 6, 2003.

Item 5. Other Items: Press release issued by the Company on March 6, 2003.

THE FIRST YEARS INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST YEARS INC. Registrant

Date 5/15/03

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

Date 05/15/03

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 05/15/03

By:	/s/ John R. Beals

John R. Beals, Senior Vice President – Finance and Treasurer, (Chief Financial Officer and Chief Accounting Officer)

THE FIRST YEARS INC.

EXHIBIT INDEX

Exhibit	Description	Page

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.