Form 10-Q
period 2003-06-30
FIRST YEARS INC
filed 2003-08-14
CIK 55698

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarter Ended           June 30, 2003

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

     Yes [ ].      No [X].

     The number of shares of Registrant’s common stock outstanding on July 31, 2003 was 8,284,131.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure about Market Risk
Controls and Procedures
PART II — OTHER INFORMATION
Submission of Matters to a Vote of Security Holders.
SIGNATURES
EXHIBIT INDEX
EX-31.1 SECT. 302 CERTIFICATION OF THE CEO
EX-31.2 SECT. 302 CERTIFICATION OF THE CFO
EX-32.1 SECT. 906 CERTIFICATION OF THE CEO
EX-32.2 SECT. 906 CERTIFICATION OF THE CFO

THE FIRST YEARS INC.

INDEX

Page

PART I — FINANCIAL INFORMATION:
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Income	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4-6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9
Quantitative and Qualitative Disclosures about Market Risk	10
Controls and Procedures	10

PART II — OTHER INFORMATION
Submission of Matters to a Vote of Securityholders
Other Information	11-12
SIGNATURES	13
EXHIBIT INDEX	18

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$17,351,922	$21,989,782
Accounts receivable, net	24,055,634	21,995,564
Inventories	17,940,900	16,171,842
Prepaid expenses and other assets	903,130	1,631,942
Deferred tax assets	2,315,359	2,196,400

Total current assets	62,566,945	63,985,530

PROPERTY, PLANT, AND EQUIPMENT:
Land	167,266	167,266
Building and improvements	6,726,072	6,692,722
Machinery and molds	9,988,480	9,395,859
Furniture and equipment	8,746,246	8,478,858

Total	25,628,064	24,734,705
Less accumulated depreciation	14,378,777	12,968,335

Property, plant, and equipment – net	11,249,287	11,766,370

TOTAL ASSETS	$73,816,232	$75,751,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,488,095	$15,259,792
Accrued royalty expenses	1,271,763	1,361,836
Accrued selling expenses	1,912,199	3,251,482

Total current liabilities	13,672,057	19,873,110

DEFERRED TAX LIABILITY	1,277,573	1,262,200

STOCKHOLDERS’ EQUITY:
Common stock	1,089,175	1,081,846
Paid-in-capital	10,540,872	9,854,632
Retained earnings	77,643,940	73,804,237
Less treasury stock at cost, 2,607,620 and 2,599,420 shares as of June 30, 2003 and December 31, 2002, respectively	(30,217,359)	(30,124,125)
Accumulated other comprehensive loss	(190,026)	0

Total stockholders’ equity	58,866,602	54,616,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,816,232	$75,751,900

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NET SALES	$33,944,876	$34,766,239	$67,831,580	$68,077,079
COST OF PRODUCTS SOLD	21,844,748	22,395,526	43,517,698	44,077,657

GROSS PROFIT	12,100,128	12,370,713	24,313,882	23,999,422
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,977,173	8,680,585	17,359,010	16,690,441

OPERATING INCOME	3,122,955	3,690,128	6,954,872	7,308,981
INTEREST INCOME	40,860	18,305	93,601	41,532

INCOME BEFORE INCOME TAXES	3,163,815	3,708,433	7,048,473	7,350,513
PROVISION FOR INCOME TAXES	1,121,000	1,520,400	2,713,700	3,013,700

NET INCOME	$2,042,815	$2,188,033	$4,334,773	$4,336,813

BASIC EARNINGS PER SHARE	$0.25	$0.27	$0.53	$0.53

DILUTED EARNINGS PER SHARE	$0.24	$0.26	$0.52	$0.52

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Net income	$4,334,773	$4,336,813
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	1,410,443	1,226,833
Provision for doubtful accounts (bad debt recoveries)	90,649	(5,765)
Write-down of equipment	0	685
Increase (decrease) arising from working capital items:
Accounts receivable	(2,150,719)	(8,541,828)
Inventories	(1,769,058)	1,868,523
Prepaid expenses and other assets	801,512	796,946
Accounts payable and accrued expenses	(5,065,309)	(2,284,999)
Accrued royalty expense	(90,073)	(539,485)
Accrued selling expenses	(1,339,283)	(1,228,020)

Net cash used by operating activities	(3,777,065)	(4,370,297)

Cash Flows from Investing Activities:
Expenditures for property, plant, and equipment	(893,360)	(2,875,582)

Cash Flows from Financing Activities:
Cash dividend	(495,070)	(819,983)
Common stock issued under stock option plans	620,869	195,633
Purchase of treasury stock	(93,234)	(21,907)

Net cash provided by (used for) financing activities	32,565	(646,257)

Decrease in Cash and Cash Equivalents	(4,637,860)	(7,892,136)
Cash and Cash Equivalents, Beginning of Year	21,989,782	13,310,004

Cash and Cash Equivalents, End of Period	$17,351,922	$5,417,868

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$0	$0

Income taxes	$3,098,627	$2,002,147

Supplemental Schedule of Noncash Financing Activities:
Treasury stock transactions	$0	$266,063

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.     Basis of Presentation — Amounts in the accompanying balance sheet as of December 31, 2002 are condensed from the Company’s audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the periods ended June 30, 2003 and 2002. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended
	June 30,

	2003	2002

Net Income — as reported	$2,042,815	$2,188,033
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(483,645)	(359,069)

Net income — pro forma	$1,559,170	$1,828,964

Earnings per share
Basic — as reported	$0.25	$0.27
Basic — pro forma	$0.19	$0.22
Diluted — as reported	$0.24	$0.26
Diluted — pro forma	$0.18	$0.22

	Six Months Ended
	June 30,

	2003	2002

Net Income — as reported	$4,334,773	$4,336,813
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(763,431)	(703,840)

Net income — pro forma	$3,571,342	$3,632,973

Earnings per share
Basic — as reported	$0.53	$0.53
Basic — pro forma	$0.43	$0.44
Diluted — as reported	$0.52	$0.52
Diluted — pro forma	$0.43	$0.43

     2.     Common Stock - The Company has 50,000,000 authorized shares of $.10 par value common stock with 10,891,751 and 10,818,464 shares issued and 8,284,131 and 8,219,044 shares outstanding as of June 30, 2003 and December 31, 2002, respectively.

     On May 15, 2003, the Board of Directors authorized a $0.24 per share annual cash dividend, which will be paid on a quarterly basis. A quarterly dividend payment was made on June 15, 2003 to holders of record at the close of business on May 30, 2003.

     3.     Earnings Per Share - Computation of earnings per share (“EPS”) is as follows:

	Three Months Ended
	June 30,

	2003	2002

Weighted Average Shares Outstanding	8,242,217	8,198,118
Effect of Dilutive Shares	190,245	199,648

Weighted Average Diluted Shares Outstanding	8,432,462	8,397,766

Net Income	$2,042,815	$2,188,033

Basic Earnings Per Share	$0.25	$0.27

Diluted Earnings Per Share	$0.24	$0.26

	Six Months Ended
	June 30,

	2003	2002

Weighted Average Shares Outstanding	8,230,856	8,187,866
Effect of Dilutive Shares	143,959	231,732

Weighted Average Diluted Shares Outstanding	8,374,815	8,419,598

Net Income	$4,334,773	$4,336,813

Basic Earnings Per Share	$0.53	$0.53

Diluted Earnings Per Share	$0.52	$0.52

Options to purchase 576,389 shares of common stock for the three months ended June 30, 2003 and options to purchase 698,941 shares of common stock for the six months ended June 30, 2003 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the Company’s common stock. Options to purchase 655,055 shares of common stock for the three months ended June 30, 2002 and options to purchase 635,514 shares of common stock for the six months ended June 30, 2002 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the Company’s common stock.

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

All foreign currency forward exchange contracts are denominated in currencies of major industrial countries. During the first six months ended June 30, 2003, the Company entered into forward contracts maturing at various dates through the end of 2003 to sell the equivalent of approximately $10,713,000 in foreign currencies, the Euro, the British Pound, and the Canadian Dollar, at contracted rates. During the three and six month periods ended June 30, 2003, the Company recorded an unrealized loss of $159,461 and $278,157, net of tax, respectively, in other comprehensive loss for the change in the fair value of these contracts. This loss will be recognized in earnings as the hedged instruments affect net income during 2003.

During the three and six month periods ended June 30, 2003, the Company reclassified $49,097 and $88,131, net of tax, into results of operations. During 2002 the Company did not designate the forward exchange contracts it entered into as hedges for accounting purposes.

     5.     Comprehensive Income — Comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended
	June 30,

	2003	2002

Net Income	$2,042,815	$2,188,033
Other comprehensive loss, net of tax:
Change in fair value of cash flow hedges	(159,461)	—
Amounts reclassified into results of operations	49,097	—

Comprehensive Income	$1,932,451	$2,188,033

	Six Months Ended
	June 30,

	2003	2002

Net Income	$4,334,773	$4,336,813
Other comprehensive loss, net of tax:
Change in fair value of cash flow hedges	(278,157)	—
Amounts reclassified into results of operations	88,131	—

Comprehensive Income	$4,144,747	$4,336,813

     6.     Borrowings & Line of Credit — During the first six months of 2003 and 2002, the Company did not borrow against its $10,000,000 unsecured line of credit established with a bank.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations. We have adopted the disclosure-only provisions of SFAS No. 148 for the six months ended June 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs of which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are not currently involved in any special purpose entities and do not anticipate that the effect of adopting this interpretation will be material to our consolidated statements of income, consolidated financial position or results of operations.

     9. Concentrations & Export Sales — The Company derives sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first six months of 2003 and 2002, net sales of The First Years brand products were approximately $46,648,000 and $48,136,000, respectively, while net sales derived from license and specialty products amounted to approximately $21,184,000 and $19,941,000 in the first six months of 2003 and 2002, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $9,803,000 and $8,529,000 during the first six months of 2003 and 2002, respectively.

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

     A.     Results of Operations — Second Quarter of 2003 Compared with Second Quarter of 2002

     Net income for the second quarter of 2003 was $2.0 million or $0.24 per diluted share, compared with $2.2 million or $0.26 per diluted share in 2002. Net sales for the second quarter of 2003 were $33.9 million, compared with $34.8 million in the comparable period in 2002. Net sales for the quarter ended June 30, 2003 decreased by 2% over the prior year comparable period due to a weak economic climate, inventory reductions by certain retailers, and declines at some domestic mid-tier accounts. These decreases were partially offset by continued sales growth in our international accounts. Net sales of The First Years brand products decreased, offset by increased license & specialty sales due to successful new product introductions.

     Cost of products sold in the second quarter of 2003 was $21.8 million, a decrease of $0.6 million from the comparable period in 2002. As a percentage of sales, cost of products sold was 64% for the second quarter of 2003 and 2002.

     Selling, general, and administrative expenses for the second quarter of 2003 were $9.0 million, an increase of $0.3 million from the comparable period in 2002. The increase is primarily attributable to increases in insurance, product development, and proxy-related expenses. As a percentage of net sales, selling, general, and administrative expenses for the second quarter of 2003 increased to 26% from 25% in the comparable period of 2002.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated effective income tax rate. The effective tax rate was 35.4% in the second quarter of 2003 versus 41.0% in the second quarter of 2002. This lower rate reflects the benefit of the full year impact of 2003 tax rate initiatives.

     B.     Results of Operations — First Half of 2003 Compared with First Half of 2002

     Net income for the first six months of 2003 and 2002 was $4.3 million or $0.52 per diluted share. Net sales for the first six months of 2003 were $67.8 million, compared with $68.1 million in the comparable period in 2002. The decrease in net sales was due primarily to a decrease in The First Years brand sales, partially offset by an increase in licensed and specialty sales for the six-month period.

     Cost of products sold for the first six months of 2002 was $43.5 million, a decrease of $0.6 million from the comparable period in 2002. As a percentage of net sales, cost of products sold for the first six months of 2003 decreased to 64% from 65% in the comparable period of 2002, principally due to product mix and planned product cost savings.

     Selling, general, and administrative expenses for the first six months of 2003 were $17.4 million, an increase of $0.7 million from the comparable period in 2002. The increase is primarily attributable to increases in product development, insurance and proxy-related expenses, which were partially offset by decreased packaging costs. As a percentage of net sales, selling, general, and administrative expenses for the first six months of 2003 increased to 26% from 25% in the comparable period of 2002.

     In accordance with generally accepted accounting principles, we provide for income taxes on an interim basis using our estimated effective income tax rate. The effective tax rate was 38.5% in the first six months of 2003 compared with 41.0% in the comparable period in 2002. This lower rate reflects the benefit of the full year impact of 2003 tax rate initiatives.

     C.     Financial Condition

     Consolidated assets of $73.8 million at June 30, 2003 were $1.9 million lower than at December 31, 2002.

     Our cash and cash equivalents decreased to $17.4 million at June 30, 2003, from $22.0 million at December 31, 2002. The decrease resulted primarily from $3.8 million and $0.9 million used in operating and investing activities, respectively, offset by $0.03 million provided by financing activities.

     Net cash of $3.8 million used for operating activities consisted primarily of $5.8 million from net income adjusted for non-cash items, offset by $9.6 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in accounts receivable and inventories along with decreases in accounts payable and accrued expenses, and accrued royalty and selling expenses, which were partially offset by decreases in prepaid expenses and other assets. Days sales outstanding were 62 for the first six months of 2003 and 53 for the year ended December 31, 2002. The increase in days sales outstanding is primarily attributable to an increase in net sales for the quarter ended June 30, 2003 as compared to the quarter ended December 31, 2002. Inventory turns were 2.6 for the first six months of 2003 and 2.3 for the comparable period in 2002.

     Net cash of $0.9 million used in investing activities resulted from capital expenditures. Capital expenditures in 2003 consisted primarily of additions to machinery and new production molds.

     Net cash of $0.03 million was provided by financing activities consisting of proceeds on the issuance of common stock under our stock option plans, which was partially offset by the payment of dividends and treasury stock purchases.

     Estimated uses of cash in the balance of 2003 include capital expenditures for machinery and molds and equipment of approximately $3 — 4 million. We expect to fund expenditures for capital requirements as well as liquidity needs from available cash balances and internally generated funds. We have an unsecured line of credit of $10 million, which is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. For the quarter ended June 30, 2003 we had no borrowings under the line of credit and as of December 31, 2002 there were no balances outstanding.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations. We have adopted the disclosure-only provisions of SFAS No. 148 for the six months ended June 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs of which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are not currently involved in any special purpose entities and do not anticipate that the effect of adopting this interpretation will be material to our consolidated statements of income, consolidated financial position or results of operations.

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

Foreign Currency Market Risk

     Our international operations are subject to certain opportunities and risks, including currency fluctuations. In the quarter ended June 30, 2003, our international sales accounted for 15% of total net sales. The value of the United States dollar affects our financial results, and changes in exchange rates may affect our revenues, gross margins, operating expenses, and retained earnings as expressed in United States dollars. At times, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British Pound, and the Canadian Dollar. We also attempt to minimize currency exposure risk through working capital management. At June 30, 2003, we held foreign currency contracts with a bank whereby we are committed to deliver foreign currency at predetermined rates. The contacts expire within one year. Based upon a sensitivity analysis, a 10% deterioration in foreign exchange rates would cause the fair value of the Company’s financial instruments to decrease by approximately $0.5 million at June 30, 2003. Our future commitment under these contracts totaled approximately $4.8 million as of June 30, 2003. See also Note 4 of the accompanying notes to our condensed consolidated financial statements for a further description of these foreign currency contracts.

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

Part I, Item 4.

Controls and Procedures

(a)	As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and the operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an efficient manner.

(b)	There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE FIRST YEARS INC.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

     We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2: Changes in Securities and Use of Proceeds

     Not Applicable

Item 3: Defaults Upon Senior Securities

     Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders.

(a)	An Annual Meeting of the Stockholders of The First Years Inc. was held on May 15, 2003. *

(b)	The following matters were voted upon at such Annual Meeting and the following votes were cast as to each such matter: **

i.	Election of Class II Directors:

	Number of Shares/Votes

	For	Withhold

Evelyn Sidman	3,457,779	64,600
Walker J. Wallace	3,501,479	20,900
Lewis M. Weston	3,470,079	52,300

ii.	Proposal to ratify the selection of Deloitte & Touche LLP as auditors for the Company for the fiscal year 2003.

Number of Shares

For	3,521,979
Against	400
Abstain	0

*	The May 15, 2003 Annual Meeting of Shareholders was adjourned to May 29, 2003 in order to ascertain the voting results. The results reported above represent votes cast as of May 15, 2003.

**	After the Company’s deadlines under its Bylaws for submitting director nominations and shareholder proposals had passed, shareholder Phillip Goldstein submitted a nomination for a director and a shareholder proposal requesting that The First Years Inc.’s Board of Directors dismantle the Company’s Shareholder Rights Plan. Mr. Goldstein also sought ratification of Deloitte & Touche as the Company’s auditors on his proxy card. Given that Mr. Goldstein’s nomination and proposal were not timely submitted, the votes cast on his proxy card were counted for quorum purposes only. Based solely on the Company’s review of the ADP tabulations and proxy cards that were submitted by Mr. Goldstein’s representatives at the May 15, 2003 Annual Meeting, the votes returned on Mr. Goldstein’s (1) director nomination were 2,565,817 for and 613,188 withheld; (2) request for ratification of Deloitte and Touche were 3,151,305 for, 24,721 against and 2,979 abstain, and (3) proposal to dismantle the Shareholder Rights Plan were 3,175,396 for, 3,050 against and 559 abstain.

     Following the Annual Meeting, the Board of Directors consists of:

     Ronald Sidman, Benjamin Peltz, Evelyn Sidman, Lewis M. Weston, Walker J. Wallace, Fred T. Page, Kenneth R. Sidman, Beth J. Kaplan and Richard E. Wenz.

Item 5: Not Applicable

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits — The following exhibits are filed as part of this Report:

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20,2001 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

During the second quarter of 2003, the Company furnished reports on Form 8-K on May 1, May 16, and July 25, 2003.

Item 9. Other Items: Press releases issued by the Company on May 1, May 16, and July 25, 2003.

THE FIRST YEARS INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST YEARS INC. Registrant

Date 8/14/03

By: /s/ John R. Beals John R. Beals, Senior Vice President and Treasurer, (Duly Authorized Officer and Principal Financial Officer)

THE FIRST YEARS INC.

EXHIBIT INDEX

Exhibit	Description	Page

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1(File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as o November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18U.S.C. Section 1350.