Form 10-Q
period 2003-09-30
FIRST YEARS INC
filed 2003-11-14
CIK 55698

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarter Ended                      September 30, 2003

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

     Yes [ X].      No [ ].

     The number of shares of Registrant’s common stock outstanding on October 31, 2003 was 8,304,582.

PART I — FINANCIAL INFORMATION:
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure about Market Risk
Controls and Procedures
PART II — OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

THE FIRST YEARS INC.

INDEX

Page

PART I — FINANCIAL INFORMATION:
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Income	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4-7
Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10
Quantitative and Qualitative Disclosures about Market Risk	11
Controls and Procedures	11

PART II — OTHER INFORMATION
Other Information	12
SIGNATURES	13
EXHIBIT INDEX	14

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$24,386,241	$21,989,782
Accounts receivable, net	22,984,550	21,995,564
Inventories	16,243,100	16,171,842
Prepaid expenses and other assets	489,878	1,631,942
Deferred tax assets	2,196,400	2,196,400

Total current assets	66,300,169	63,985,530

PROPERTY, PLANT, AND EQUIPMENT:
Land	167,266	167,266
Building and improvements	6,789,199	6,692,722
Machinery and molds	10,373,238	9,395,859
Furniture and equipment	8,781,145	8,478,858

Total	26,110,848	24,734,705
Less accumulated depreciation	14,778,424	12,968,335

Property, plant, and equipment — net	11,332,424	11,766,370

TOTAL ASSETS	$77,632,593	$75,751,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,047,402	$15,259,792
Accrued royalty expenses	1,210,203	1,361,836
Accrued selling expenses	2,517,251	3,251,482

Total current liabilities	14,774,856	19,873,110

DEFERRED TAX LIABILITY	1,262,200	1,262,200

STOCKHOLDERS’ EQUITY:
Common stock	1,091,220	1,081,846
Paid-in-capital	10,729,544	9,854,632
Retained earnings	80,100,632	73,804,237
Deferred compensation	(108,500)	0
Less treasury stock at cost, 2,607,620 and 2,599,420 shares as of September 30, 2003 and December 31, 2002, respectively	(30,217,359)	(30,124,125)

Total stockholders’ equity	61,595,537	54,616,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,632,593	$75,751,900

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET SALES	$32,525,660	$33,955,088	$100,357,240	$102,032,167

COST OF PRODUCTS SOLD	19,860,028	22,196,043	63,377,726	66,273,700

GROSS PROFIT	12,665,632	11,759,045	36,979,514	35,758,467

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,666,555	8,042,681	26,025,565	24,733,122

OPERATING INCOME	3,999,077	3,716,364	10,953,949	11,025,345

INTEREST INCOME	47,989	32,590	141,590	74,122

INCOME BEFORE INCOME TAXES	4,047,066	3,748,954	11,095,539	11,099,467

PROVISION FOR INCOME TAXES	1,093,000	1,537,100	3,806,700	4,550,800

NET INCOME	$2,954,066	$2,211,854	$7,288,839	$6,548,667

BASIC EARNINGS PER SHARE	$0.36	$0.27	$0.88	$0.80

DILUTED EARNINGS PER SHARE	$0.35	$0.26	$0.87	$0.78

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Net income	$7,288,839	$6,548,667
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	2,091,278	1,863,776
Compensation earned under restricted stock programs	31,000	0
Provision for doubtful accounts	103,389	8,883
Write-down of equipment	43,801	1,435
Increase (decrease) arising from working capital items:
Accounts receivable	(1,092,375)	(5,735,655)
Inventories	(71,258)	5,044,039
Prepaid expenses and other assets	1,223,864	392,229
Accounts payable and accrued expenses	(4,212,390)	(1,590,491)
Accrued royalty expense	(151,633)	(460,190)
Accrued selling expenses	(734,231)	(841,326)

Net cash provided by operating activities	4,520,284	5,231,317

Cash Flows from Investing Activities:
Expenditures for property, plant, and equipment	(1,701,133)	(3,799,207)

Cash Flows from Financing Activities:
Cash dividend	(992,444)	(819,983)
Common stock issued under stock option plans	662,986	261,343
Purchase of treasury stock	(93,234)	(21,907)

Net cash used for financing activities	(422,692)	(580,547)

Increase in Cash and Cash Equivalents	2,396,459	851,563
Cash and Cash Equivalents, Beginning of Year	21,989,782	13,310,004

Cash and Cash Equivalents, End of Period	$24,386,241	$14,161,567

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Income taxes	$3,930,627	$3,115,147

Supplemental Schedule of Noncash Financing Activities:
Treasury stock transactions	$0	$266,063

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.     Basis of Presentation - Amounts in the accompanying balance sheet as of December 31, 2002 are condensed from the Company’s audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for the periods ended September 30, 2003 and 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     Stock-Based Compensation - Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to its stock options and other stock-based compensation plans.

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

     In 2003, the Company granted 15,000 shares of restricted stock to an officer under The First Years Inc. 2002 Amended and Restated Equity Incentive Plan which resulted in deferred compensation of $139,500. The 15,000 shares of restricted stock vest over three years. The deferred compensation is being amortized ratably over the three year vesting period and resulted in compensation expense of approximately $31,000 for the nine-month period ended September 30, 2003.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each of the Company’s options is calculated using the Binomial option-pricing model.

	Three Months Ended
	September 30,

	2003	2002

Net Income — as reported	$2,954,066	$2,211,854

Add: Stock-based employee compensation expense included in reported net income, net of tax	31,000	0

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(314,936)	(494,211)

Net income — pro forma	$2,670,130	$1,717,643

Earnings per share
Basic — as reported	$0.36	$0.27
Basic — pro forma	$0.32	$0.21
Diluted — as reported	$0.35	$0.26
Diluted — pro forma	$0.31	$0.21

	Nine Months Ended
	September 30,

	2003	2002

Net Income — as reported	$7,288,839	$6,548,667
Add: Stock-based employee compensation expense included in reported net income, net of tax	31,000	0
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,078,367)	(1,198,051)

Net income — pro forma	$6,241,472	$5,350,616

Earnings per share
Basic — as reported	$0.88	$0.80
Basic — pro forma	$0.76	$0.65
Diluted — as reported	$0.87	$0.78
Diluted — pro forma	$0.75	$0.64

     2.     Common Stock - The Company has 50,000,000 authorized shares of $.10 par value common stock with 10,912,202 and 10,818,464 shares issued and 8,304,582 and 8,219,044 shares outstanding as of September 30, 2003 and December 31, 2002, respectively.

     On May 15, 2003, the Board of Directors authorized a $0.24 per share annual cash dividend, which will be paid on a quarterly basis. Quarterly dividend payments were made on June 15, 2003 and September 15, 2003 to holders of record at the close of business on May 30, 2003 and August 29, 2003, respectively.

     3.     Earnings Per Share - Computation of earnings per share (“EPS”) is as follows:

	Three Months Ended
	September 30,

	2003	2002

Weighted Average Shares Outstanding	8,287,217	8,210,320
Effect of Dilutive Shares	239,166	146,271

Weighted Average Diluted Shares Outstanding	8,526,383	8,356,591

Net Income	$2,954,066	$2,211,854

Basic Earnings Per Share	$0.36	$0.27

Diluted Earnings Per Share	$0.35	$0.26

	Nine Months Ended
	September 30,

	2003	2002

Weighted Average Shares Outstanding	8,249,851	8,195,437
Effect of Dilutive Shares	175,694	203,245

Weighted Average Diluted Shares Outstanding	8,425,545	8,398,682

Net Income	$7,288,839	$6,548,667

Basic Earnings Per Share	$0.88	$0.80

Diluted Earnings Per Share	$0.87	$0.78

     Options to purchase 393,987 shares of common stock for the three months ended September 30, 2003 and options to purchase 597,290 shares of common stock for the nine months ended September 30, 2003 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the Company’s common stock. Options to purchase 656,355 shares of common stock for the three months ended September 30, 2002 and options to purchase 642,461 shares of common stock for the nine months ended September 30, 2002 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the Company’s common stock.

     4.     Derivative Instruments - The Company uses derivative financial instruments in the form of forward foreign currency exchange contracts to manage foreign currency risks on future cash flows emanating from sales denominated in foreign currencies and the receipt of cash from such transactions. It is the Company’s policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.

     Currency contracts are designated as, and the Company believes are highly effective as, hedges of anticipated sales in specific currencies. Prior to an anticipated transaction closing, the gain or loss on the forward exchange contract is accumulated in other comprehensive income and reclassified against revenue when the hedged transaction occurs. Subsequent changes in the value of the contract are recorded in the income statement, generally as an offset to gains or losses on the receivables generated by the sales transactions.

     All foreign currency forward exchange contracts are denominated in currencies of major industrial countries. During the nine months ended September 30, 2003, the Company entered into forward contracts maturing at various dates through the end of 2003 to sell a notional amount of approximately $10,713,000 consisting of various currencies such as the Euro, the British Pound, and the Canadian Dollar, at contracted rates. At September 30, 2003, the fair value of these contracts was approximately $70,000, which is included in accrued expenses. As of September 30, 2003, all unrealized losses accumulated in other comprehensive income during 2003 have been recognized in the statement of income as the underlying hedged transactions have settled. During 2002 the Company did not designate the forward exchange contracts it entered into as hedges for accounting purposes.

     5.     Comprehensive Income - Comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended
	September 30,

	2003	2002

Net Income	$2,954,066	$2,211,854
Other comprehensive loss, net of tax:
Change in fair value of cash flow hedges	234,962	—
Amounts reclassified into results of operations	(44,936)	—

Comprehensive Income	$3,144,092	$2,211,854

	Nine Months Ended
	September 30,

	2003	2002

Net Income	$7,288,839	$6,548,667
Other comprehensive loss, net of tax:
Change in fair value of cash flow hedges	(43,195)	—
Amounts reclassified into results of operations	43,195	—

Comprehensive Income	$7,288,839	$6,548,667

     6.     Borrowings & Line of Credit - During the first nine months of 2003 and 2002, the Company did not borrow against its $10,000,000 unsecured line of credit established with a bank.

     7. New Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations. We have adopted the disclosure-only provisions of SFAS No. 148 for the nine months ended September 30, 2003.

     8.     Concentrations & Export Sales - The Company derives sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first nine months of 2003 and 2002, net sales of The First Years brand products were approximately $69,518,000 and $70,838,000, respectively, while net sales derived from licensed and specialty products amounted to approximately $30,839,000 and $31,194,000 in the first nine months of 2003 and 2002, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $14,654,000 and $13,238,000 during the first nine months of 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, net sales of The First Years brand products were approximately $22,870,000 and $22,702,000, respectively, while net sales derived from licensed and specialty products amounted to approximately $9,656,000 and $11,253,000 in the third quarter of 2003 and 2002, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $4,851,000 and $4,709,000 during the third quarter of 2003 and 2002, respectively.

     9.     Income Taxes - The Company’s effective income tax rate declined to 27.0% for the third quarter and 34.3% for the first nine months of 2003, compared to 41.0% in the same periods in 2002. These lower rates reflect the benefit of 2003 tax initiatives and a non-recurring tax benefit resulting from the favorable resolution of a state tax matter. The Company’s estimated annual effective tax rate is 38.5% for 2003, excluding the benefit related to the resolution of the state tax matter.

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

     Revenue Recognition - In accordance with Staff Accounting Bulletin No. 101, we recognize revenue when products are shipped or delivered and substantial risks of ownership transfer to the customer, a firm sales agreement is in place, and collectibility of the fixed or determinable sales price is reasonably assured. Common to our industry, customers may be authorized to return selected products and we reduce sales and accounts receivable for actual returns and estimate future returns based on historical trends and information available to us, including the pattern of returns immediately following the reporting period. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Sales Incentives - Sales incentives offered to customers to promote the sales of our products include costs related to cooperative advertising programs, promotions, slotting fees or buydowns, and certain rebates. In determining these costs, we reflect activity and make estimates of certain costs of promotional activity based on historical arrangements and information available to us. Costs associated with sales incentives are reflected as a reduction of revenue when recognized.

     Inventories - Inventories, consisting of finished goods, unpackaged components, and supplies, are stated at the lower of cost or market with cost determined using the first-in, first-out method. We make certain obsolescence and other assumptions to adjust inventory based on historical experience and current information. We write down inventory for estimated obsolete or unmarketable inventory equal to the difference between the costs of inventory and estimated market value, based upon assumptions about future demand and market conditions. In the event of a write down of inventory, we also review molds associated with those products to determine whether there has been a significant impairment to the carrying value of the asset. If the carrying value of these assets is considered not to be recoverable, such assets are written down as appropriate. These assumptions, although consistently applied, can have a significant impact on current and future operating results and financial position.

     A.     Results of Operations — Third Quarter of 2003 Compared with Third Quarter of 2002

     Net income for the third quarter of 2003 was $3.0 million or $0.35 per diluted share, compared with $2.2 million or $0.26 per diluted share in 2002. Net sales for the third quarter of 2003 were $32.5 million, compared with $34.0 million in the comparable period in 2002. Net sales for the quarter ended September 30, 2003 decreased by 4% over the prior year comparable period due primarily to pipeline fills in the third quarter of 2002 which were not repeated and the discontinuation of a major specialty program with a large retailer in 2002. These decreases were partially offset by sales growth principally in the Canadian market. Net sales of license and specialty products decreased and were partially offset by modest increases in The First Years brand product sales.

     Gross profit, as a percentage of net sales, increased to 39% in the third quarter of 2003 from 35% in the third quarter of 2002. This increase is the result, in part, of product cost savings, operational improvements to reduce expenses, and product mix.

     Selling, general, and administrative expenses for the third quarter of 2003 were $8.7 million, an increase of $0.6 million from the comparable period in 2002. The increase is primarily attributable to increases in insurance, product development and, payroll and payroll-related costs, as well as increases in legal and audit fees. As a percentage of net sales, selling, general, and administrative expenses for the third quarter of 2003 increased to 27% from 24% in the comparable period of 2002.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated effective income tax rate. The effective tax rate was 27.0% in the third quarter of 2003 versus 41.0% in the third quarter of 2002. This lower rate reflects the benefit of 2003 tax initiatives and a non-recurring tax benefit resulting from the favorable resolution of a state tax matter. The Company’s estimated annual effective tax rate is 38.5%, excluding the benefit related to the resolution of the state tax matter.

     B.     Results of Operations — First Nine Months of 2003 Compared with First Nine Months of 2002

     Net income for the first nine months of 2003 was $7.3 million or $0.87 per diluted share, compared with $6.5 million or $0.78 per diluted share in 2002. Net sales for the first nine months of 2003 were $100.4 million, compared with $102.0 million in the comparable period in 2002. Net sales for the nine months ended September 30, 2003 decreased by 2% over the prior year comparable period primarily due to inventory reductions by a number of retailers in the period and the discontinuation of a major specialty program with a large retailer in 2002. These decreases were partially offset by sales growth principally in the Canadian market. The decrease in net sales for the nine-month period was also attributable to decreases in sales of The First Years brand and licensed and specialty products.

     Gross profit, as a percentage of sales, increased to 37% for the nine months ended September 30, 2003 from 35% in the same period in 2002. This increase is the result, in part, of product cost savings, operational improvements to reduce expenses, and product mix.

     Selling, general, and administrative expenses for the first nine months of 2003 were $26.0 million, an increase of $1.3 million from the comparable period in 2002. The increase is primarily attributable to increases in insurance, repairs and maintenance, payroll and payroll-related costs, product development costs, as well as increases in legal and audit fees. These increases were partially offset by decreased packaging and other costs. As a percentage of net sales, selling, general, and administrative expenses for the first nine months of 2003 increased to 26% from 24% in the comparable period of 2002.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated effective income tax rate. The effective tax rate was 34.3% for the first nine months of 2003 versus 41.0% for the comparable period in 2002. This lower rate reflects the benefit of 2003 tax initiatives and a non-recurring tax benefit resulting from the favorable resolution of a state tax matter. The Company’s estimated annual effective tax rate is 38.5%, excluding the benefit related to the resolution of the state tax matter.

     C.     Financial Condition

     Consolidated assets of $77.6 million at September 30, 2003 were $1.9 million higher than at December 31, 2002.

     Our cash and cash equivalents increased to $24.4 million at September 30, 2003, from $22.0 million at December 31, 2002. The increase resulted from $4.5 million provided by operating activities, offset by $1.7 million and $0.4 million used in investing and financing activities, respectively.

     Net cash of $4.5 million provided by operating activities consisted primarily of $9.5 million from net income adjusted for non-cash items, offset by $5.0 million used in working capital and other activities. Net cash used in working capital and other activities resulted from an increase in accounts receivable and inventories along with decreases in accounts payable and accrued expenses, and accrued royalty and selling expenses. These increases were partially offset by decreases in prepaid expenses and other assets. Days sales outstanding were 61 for the first nine months of 2003 and 53 for the year ended December 31, 2002. The increase in days sales outstanding is primarily attributable to an increase in the average receivable balance due to normal business fluctuations for the first nine months of 2003 as compared to fiscal year 2002. Inventory turns were 3.9 for the first nine months of 2003 and 3.7 for the comparable period in 2002.

     Net cash of $1.7 million used in investing activities resulted from capital expenditures. Capital expenditures in 2003 consisted primarily of additions to machinery and new production molds.

     Net cash of $0.4 million was used by financing activities and consisted of the payment of dividends and treasury stock purchases, which were partially offset by the proceeds on the issuance of common stock under our stock option plans. Cash dividends paid to shareholders for the first nine months of 2003 and 2002 were $992,444 and $819,983, respectively.

     Estimated uses of cash in the balance of 2003 include capital expenditures for machinery and molds and equipment of approximately $1 million. We expect to fund expenditures for capital requirements as well as liquidity needs from available cash balances and internally generated funds. We have an unsecured line of credit of $10 million which expires on November 30, 2003 and is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. For the quarter and nine months ended September 30, 2003 we had no borrowings under the line of credit and as of December 31, 2002 there were no balances outstanding.

Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations. We have adopted the disclosure-only provisions of SFAS No. 148 for the nine months ended September 30, 2003.

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

Foreign Currency Market Risk

     Our international operations are subject to certain opportunities and risks, including currency fluctuations. In the quarter ended September 30, 2003, our international sales accounted for 15% of total net sales. The value of the United States dollar affects our financial results, and changes in exchange rates may affect our revenues, gross margins, operating expenses, and retained earnings as expressed in United States dollars. At times, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British Pound, and the Canadian Dollar. We also attempt to minimize currency exposure risk through working capital management. At September 30, 2003, we held foreign currency contracts with a bank whereby we are committed to deliver foreign currency at predetermined rates. The contracts expire within one year. Based upon a sensitivity analysis, a 10% deterioration in foreign exchange rates would cause the fair value of the Company’s financial instruments to decrease by approximately $0.1 million at September 30, 2003. Our future commitment under these contracts totaled approximately $1.2 million as of September 30, 2003. See also Note 4 of the accompanying notes to our condensed consolidated financial statements for a further description of these foreign currency contracts.

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

Not Applicable

Item 5: Other Information

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

During the third quarter of 2003, the Company furnished reports on Form 8-K on August 15, 2003.

Item 12. Disclosure of Results of Operations and Financial Condition: Press releases issued by the Company on August 15, 2003.

THE FIRST YEARS INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date 11/14/03	THE FIRST YEARS INC. Registrant

By: /s/ John R. Beals John R. Beals, Senior Vice President and Treasurer, (Duly Authorized Officer and Principal Financial Officer)

THE FIRST YEARS INC.

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1(File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.