Form 10-K
period 2003-12-31
FIRST YEARS INC
filed 2004-03-15
CIK 55698

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2003

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |X| No |_|. The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates as of June 30, 2003 was $76,051,935 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company's common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

    The number of shares of Registrant's Common Stock outstanding on February 27, 2004 was 8,338,218.

    Portions of the Registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                                TABLE OF CONTENTS

  Item  Description                                                       Page
  ----  -----------                                                       ----

                                     Part I

    1   Business.........................................................  I-1
    2   Properties.......................................................  I-6
    3   Legal Proceedings................................................  I-6
    4   Submission of Matters to a Vote of Security Holders..............  I-6

                                     Part II

    5   Market for Registrant's Common Equity and Related Shareholder
           Matters.......................................................  II-1
    6   Selected Financial Data..........................................  II-2
        Management's Discussion and Analysis of Financial Condition and
    7      Results of Operations.........................................  II-2
   7A   Quantitative and Qualitative Disclosures about Market Risk.......  II-11
    8   Financial Statements and Supplementary Data......................  II-12
        Changes in and Disagreements with Accountants on Accounting and
    9      Financial Disclosure..........................................  II-12
   9A   Controls and Procedures..........................................  II-12

                                    Part III

   10   Directors and Executive Officers of the Registrant...............  III-1
   11   Executive Compensation...........................................  III-1
   12   Security Ownership of Certain Beneficial Owners and Management
           and Related Shareholder Matters...............................  III-1
   13   Certain Relationships and Related Transactions...................  III-1
   14   Principal Accountant Fees and Services...........................  III-1

                                     Part IV

   15   Exhibits, Financial Statement Schedules and Reports on Form 8-K..  IV-1

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the sections entitled "Cautionary Note Regarding Forward-Looking Statements" on page II-2 and "Factors That May Affect Financial Condition and Future Results" beginning on page II-7 and elsewhere in this Form 10-K.

Item 1. Business

General

    The First Years Inc. is a leading worldwide marketer of quality innovative products for infants and toddlers. Incorporated in 1952 as Kiddie Products, Inc., and adopting its new name in 1995, The First Years is dedicated to delivering products that out-perform the competition through an in-depth understanding of parenting and child development. We work in consultation with leading child development and parenting experts, as well as our worldwide Parents Council, to develop products that make the first three years of life happier, healthier and easier for babies and the families who love them.

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

Products

    Our product line, which contains approximately 350 items ranging in retail price from approximately $0.96 to $149.99, is marketed under The First Years(R) brand, licenses from The Walt Disney Company and Sesame Street(R), licensed from the Sesame Workshop.

    Leveraging these brands, we market a broad range of products in three categories.

Product Categories                        Products
------------------                        --------

Feeding & Soothing   o   Bottles, bottle brushes, bowls, breast pumps and other
                         nursing accessories, drinking cups, dishes, flatware, bibs, booster seats, mealtime totes, bottle warmers, feeding organizers, drying racks, disposable cups and spill-proof cups.

Play & Discover      o   Toys, teethers, bath toys, books, stroller toys, and
                         rattles.

Care & Safety        o   Bathing and grooming products including bathtubs,
                         washcloths, hooded towels, nail clippers, toothbrushes, comb and brush sets, baby scissors and tub-side bath seats.

                     o Home safety products including monitors, safety gates, bed rails, and spout guards.

                     o Wellness products, including thermometers, medicine dispensers, health care kits and no scratch mitts.

                     o Diapering and toilet training products including toilet training seats, toilet training kits, diapering accessories, and step stools.

    We had several innovative product introductions in 2003, including a program of monitors and sleep accessories, a developmental toy program, an expanded breastfeeding line, including disposable breast pads, and a one-of-a-kind clear panel gate. In 2004, we expect to introduce new product programs to continue to strengthen our product portfolio.

Product Design and Development

    We are actively engaged in designing and developing new products and enhancements to our current products. During 2003, 2002, and 2001, we spent approximately $7.5, $6.4, and $5.0 million, respectively, on new product development. In 2004, we intend to continue to invest in product development across all product lines. Our product development efforts are centered on identifying areas in which we can differentiate our products and add value to the parenting process, and on aggressively developing products to meet parents needs.

    We believe our unique product design and development process contributes to the success of our products. Our process has four main steps:

    1. We use our parenting expertise, which we believe is unique in our industry, combined with the latest technology to develop product concepts that solve the needs and wants of parents.

    2. We present our new product concepts to The First Years Parents Council, a global network comprised of expectant and current parents, to solicit feedback on purchase interest and suggestions for refinement. We further develop our products based on feedback from surveys and focus groups.

    3. We consult with our in-house Director of Parenting & Child Development, Maureen O'Brien, Ph.D. to elicit developmental information and guidance prior to creating models of the product. If Dr. O'Brien determines the need, additional consultation is sought from external specialists from the appropriate medical or educational discipline. Once we have created a model, our internal cross-functional product development teams review and evaluate it thoroughly to confirm that it meets our standards for quality and safety prior to pre-testing by children and/or parents.

    4. We send pre-production samples to parents for home use testing along with the closest product from our competitor. Our goal is to have our product out-perform the competition before manufacturing is authorized.

    In addition to designing new products, our product development team regularly reevaluates and redesigns existing products to adapt to changing consumer demands, market opportunities, technological advancements and product introductions by competitors.

Marketing and Sales Distribution

    We market our products under three distinctive brands. Products are marketed under our own brand, The First Years(R), and we license Winnie the Pooh(R) and Mickey Mouse(R) and other related characters from Disney Enterprises, Inc. and Sesame Street(R) characters from the Sesame Workshop.

    Our products are sold to approximately 700 customers in more than 41 countries. Our customer base includes mass merchants, national variety and drug stores, supermarkets, wholesale clubs, convenience stores, toy specialty stores, wholesale distributors, department stores, internet-based retailers, mail order catalogs and catalog stores. Major customers include Wal*Mart, Toys "R" Us, Target, Kmart, Sears, J.C. Penney, Mothercare UK Ltd., Baby Depot at Burlington Coat Factory, Rite Aid, Albertson's, Kohls, Zellers, Buy Buy Baby, Walgreens, Meijers, Peyton's, H. E. Butt Grocery Co., Safeway Stores, PLC, Eckerd Drug, and Ahold.

    We market our products in the United States and Canada through our sales organization, which is comprised of an internal sales staff and a network of independent sales representatives. Our sales management is responsible for the development and training of independent sales representatives. We conduct training at our Massachusetts headquarters and at sales offices throughout the United States. In 2003, we had sales offices in New Jersey, Missouri, Arkansas and California.

    In Europe, the Middle East and Africa, our internal sales staff sells The First Years' products from our sales office in Cirencester, England, which is headed by our Vice President & General Manager -- Europe, Africa, and Middle East and through distributors. This staff also manages a select group of distributors and independent sales representatives. In Central and South America, Australia and the Pacific Rim, our internal sales staff sells our products through a network of foreign distributors and independent sales representatives. In 2003, our continued focus on key customers in principal international markets resulted in expanded international distribution and sales.

    During 2003, Wal*Mart, Toys "R" Us, and Target accounted for approximately 27%, 20%, and 18% of our net sales, respectively. A significant reduction in purchases by any one of these customers could have a material adverse effect on our business. Additionally, in 2003 our top ten customers collectively accounted for 75% of net sales.

    In accordance with industry practice, we grant credit to our customers at the time of purchase. Our practice is not to accept returned goods unless authorized by management of our sales organization. Returns result primarily from damage or shipping discrepancies. Returns are reflected as a reduction of sales and accounts receivable. In addition to actual returns, our management makes estimates of future returns based upon historical trends for future planning purposes.

    We ship products according to the delivery schedules specified by our customers. Orders are subject to cancellation or change any time prior to shipment. The size of our order backlog is not a material aspect of our business. The dollar amount of current backlog is not considered to be a reliable indicator of future sales volume.

Licensed Character, Trademarked, or Copyrighted Materials

    We have several exclusive and non-exclusive agreements with third parties that permit us to utilize licensed characters and other trademarked or copyrighted material. These agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Total required minimum royalty payments were approximately $4,245,000 and $3,890,000 for the periods ended December 31, 2003 and 2002, respectively. In 2002, we renewed a major licensing agreement with Disney Enterprises, Inc., covering sales in the United States and Canada, which will expire at the end of 2004. Sales of products licensed under this major agreement with Disney Enterprises, Inc. amounted to 22% of our total net sales for the year ended December 31, 2003. While our management currently expects this licensing agreement to be renewed at the end of its term, non-renewal of this major licensing agreement or renewal on terms not favorable to us could have a material adverse effect on our business. In addition, the Disney licensing agreement is non-exclusive and Disney has granted a license to a retailer that includes the same types of products covered under our license. In the future, Disney may grant licenses for the same products covered under our license to additional retailers and other parties, which could have a material adverse impact on our business.

Manufacturing and Sources of Supply

    We do not own or operate manufacturing facilities. In 2003, all of our products were manufactured using either our custom tools such as molds and dies or to our specifications by approximately 25 manufacturers located in the United States, Canada, China, Taiwan, and Thailand. Approximately 76% of all of our products sold in 2003 were manufactured in Asia, primarily in China. Because of the significantly higher shipping costs from the Far East, most of our furnishings and other large products were manufactured in 2003 by suppliers in the United States and Canada.

    Generally, to make each product we use one manufacturer from our supplier base. Due to the high cost of developing duplicate tooling, predominantly molds and dies, most of our products are made using one set of tools; however, we have developed duplicate tools for several of our key and high-volume products.

    In 2003, our largest supplier, located in Taiwan, manufactured products that represented approximately 13% of our net sales. We have not entered into long-term contractual arrangements with any of our suppliers.

    The principal raw materials used in the production and sale of our products are resin-based plastics and certain natural materials, including paperboard and cloth. The manufacturers who deliver completed products to us purchase the raw materials for their use in the manufacturing process. Because the primary source used in many manufactured plastics is petroleum, the cost of plastic for use in our products varies to a great extent with the price of petroleum. While all raw materials are purchased from outside sources, we are not dependent upon a single supplier in any of our operations for any material essential to our business or not otherwise commercially available to us. We have been able to obtain an adequate supply of raw materials, and no shortage of any materials is anticipated.

    We purchase our products from suppliers primarily in United States dollars and Hong Kong dollars, which are currently pegged to the United States dollar. We also purchase a small percentage of our products in Canadian dollars. Generally, our suppliers ship the products on the basis of open credit terms or upon our acceptance of the products.

    Because of our substantial reliance on suppliers located in the Far East, primarily China and Hong Kong, we must order products further in advance of customer orders than would generally be the case if such products were produced in the United States. As a result, we may be required to carry significant amounts of inventory to meet rapid delivery requirements of customers and to ensure a continuous allotment of goods from suppliers.

    Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. China gained Permanent Normal Trade Relations (PNTR) status with the United States when it acceded to the World Trade Organization, effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China's WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured for us, which would adversely impact our sales and cost of sales. The European Community has enacted a quota and tariff system with respect to the importation into the European Community of certain toy products originating in China. Therefore, we continue to evaluate alternative sources of supply outside of China.

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

Competition

    The juvenile products industry is highly competitive and is characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete with a number of different competitors, depending on the product category, and compete against no single company across all product categories. Our competition includes large, diversified health care product companies, specialty infant products makers, toy makers, and specialty health care products companies. We compete principally on the basis of brand name recognition, product quality innovation and price/value relationship. In addition, we believe that we compete favorably with respect to product design, customer service, and breadth of product line.

Trademarks, Patents, and Copyrights

    We believe that the intellectual property we own or license is an integral part of our business and that it complements our design expertise, innovative talents, and marketing capabilities across all product categories. Our principal trademarks, THE FIRST YEARS(R) and THE FIRST YEARS and Design(R), are registered in the United States and in a number of foreign countries throughout the world. In total, we have approximately 290 registrations and pending applications for our various trademarks. We also license other trademarks for certain of our products and product categories, some of which are registered in the United States and in various foreign countries.

    We also own utility patents and design patents in the United States and utility patents, design patents, and design registrations in certain foreign countries, as well as pending applications in the United States and foreign countries. In total, we own approximately 164 patents and applications. Although we believe this property is important to our business, we do not believe that any single patent, design patent, or design registration, including any which may be issued on a pending application, is material to our business. No assurance can be made that our patents, design patents, or design registrations, including those that may be issued on pending applications, offer any significant competitive advantage for our products.

Employees

    Our people -- the employees of The First Years who work with our customers, suppliers and other key constituents -- are critical to our success. As of December 31, 2003, we employed 182 full-time employees, of whom 7 are senior executive officers, and 8 part-time employees. All employees are in general management, sales, marketing, product development, materials, purchasing, quality assurance, data processing, finance, legal, administration and clerical, and warehousing positions. None of our employees are represented by a union and we have not experienced any work stoppages. We believe that relations with employees are good.

Government Regulations

    Our products are subject to various laws, rules and regulations, including the Federal Consumer Product Safety Act, the Federal Hazardous Substances Act, as amended, the Federal Flammable Fabrics Act, the Child Safety Protection Act, and the regulations promulgated under each such Act (the Acts). In addition, our nursery monitors are subject to the regulations of the Federal Communications Commission and our medical devices and drug products are subject to the regulations of the Food and Drug Administration (FDA). The Acts empower the Consumer Product Safety Commission (CPSC) to protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market products that are found to be hazardous and to require a manufacturer to repurchase such products under certain circumstances. The CPSC's determination is subject to court review. In addition, the Federal Flammable Fabrics Act empowers the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. Similar laws and regulations exist in various international markets in which our products may be sold. While we oversee a quality control program designed to ensure that our products comply with laws and regulations, no assurance can be made that defects will not be found in our products, resulting in product liability claims, recalls of a product, loss of revenue, diversion of resources, damage to our reputation or increased warranty costs, any of which could have a material adverse effect on our business, financial condition, and results of operation.

Recent Developments

    On January 6, 2004, we announced that several months prior to that time, we had retained the services of Goldman, Sachs & Co., as our financial advisor, to assist us in our analysis and consideration of various strategic alternatives that may be available to our company to expand our growth opportunities and maximize stockholder value. There can be no assurance that, if any transaction is commenced, it will be completed or as to the value that any such transaction might have for our stockholders. We do not intend to update this information until such time, if ever, as we enter into a definitive agreement with a third party or parties in connection with any such transaction or series of transactions or determine to terminate this strategic process.

Item 2. Properties

    We own and manage our executive and administrative offices and East Coast warehouse located within a 114,000 square-foot facility at One Kiddie Drive, Avon, Massachusetts. We lease from unrelated third parties our sales offices in New Jersey, Missouri, Arkansas, California, and Cirencester, England.

    We use public warehouses in Mississauga, Canada, Ontario, California, Ghent, Belgium, and Widnes, England for product distribution.

    All owned and leased properties are in good condition and sufficient to handle our facility needs for at least the next few years. We believe that we could lease additional property at favorable rates.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

    Our common stock is traded on the Nasdaq National Market under the symbol "KIDD". Below is a summary of the high and low sales prices of our common stock for each quarter of 2003 and 2002 as reported by Nasdaq.

                                      2003

Quarter                                                        Low       High
-------                                                     --------   --------
First...................................................    $  8.300   $ 11.750
Second..................................................    $ 10.400   $ 13.760
Third...................................................    $ 12.120   $ 14.189
Fourth..................................................    $ 12.800   $ 14.960

                                      2002

Quarter                                                        Low       High
-------                                                     --------   --------
First...................................................    $ 11.560   $ 13.970
Second..................................................    $ 10.360   $ 12.490
Third...................................................    $  9.600   $ 11.200
Fourth..................................................    $  6.900   $ 10.990

    These prices reflect high and low intraday sales prices for our common stock each quarter. They represent inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Dividend Policy

    On May 15, 2003, the Board of Directors raised our cash dividend on our common stock to $0.24 per share and announced that dividends would be paid on a quarterly basis. Quarterly dividend payments of $.06 per share were made on June 15, 2003, September 15, 2003 and December 15, 2003. In 2002, we paid an annual cash dividend on our common stock in the amount of $0.10 per share, which was paid on June 15, 2002. We currently expect that we will continue to pay cash dividends in the future. However, the declaration and payment of any such cash dividends in the future will depend upon our earnings, financial condition, capital needs, and other factors deemed relevant by the Board of Directors.

Stock Repurchase Program

    We have a stock repurchase program approved by our Board of Directors on October 25, 1998 and extended on October 26, 2000, pursuant to which we are authorized to purchase up to an aggregate of $20 million of issued and outstanding shares of our common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. In 2003, we repurchased 8,200 shares of our common stock at an aggregate purchase price of $93,227, and in 2002, we repurchased 2,600 shares of our common stock at an aggregate purchase price of $25,823. We had approximately $4 million of remaining availability for repurchases under the program as of December 31, 2003.

Approximate Number of Equity Security Holders

    As of March 9, 2004, we had approximately 189 holders of record of our common stock.

Item 6. Selected Financial Data

                                                   2003             2002             2001             2000             1999
                                               ------------     ------------     ------------     ------------     ------------
Selected Income Statement Data:
Net sales* ...............................     $135,614,017     $134,391,487     $125,783,770     $128,753,574     $130,367,749
Cost of products sold ....................       85,448,357       88,281,741       83,777,994       85,799,934       86,811,017
Selling, general and administrative
  expenses* ..............................       35,223,252       32,790,120       32,073,559       29,210,337       28,854,239
Interest expense .........................               --               --               --               --               --
Interest income ..........................          206,175          134,089          664,071          743,260          582,640
Income before income taxes ...............       15,149,123       13,453,715       10,596,288       14,486,563       15,285,133
Provision for income taxes ...............        5,367,300        5,516,000        4,344,500        5,835,600        6,190,500
Net income ...............................        9,781,823        7,937,715        6,251,788        8,650,963        9,094,633
Basic earnings per share .................     $       1.18     $       0.97     $       0.68     $       0.91     $       0.89
Diluted earnings per share ...............     $       1.16     $       0.95     $       0.67     $       0.90     $       0.87
Dividends paid per share .................     $       0.18     $       0.10     $       0.06     $       0.06     $       0.06
Basic weighted average number
  of shares outstanding ..................        8,264,554        8,200,624        9,151,540        9,500,726       10,226,470
Diluted weighted average number
  of shares outstanding ..................        8,462,178        8,368,882        9,304,272        9,619,928       10,402,297

Selected Balance Sheet Data:
Total assets .............................     $ 84,664,755     $ 75,751,900     $ 65,275,761     $ 71,694,380     $ 67,913,856
Long-term debt ...........................               --               --               --               --               --
Stockholders' equity .....................       63,945,658       54,616,590       47,228,403       54,902,789       51,702,426
Stockholders' equity per share ...........     $       7.56     $       6.53     $       5.08     $       5.71     $       4.97

----------
* Amounts prior to 2002 were adjusted as a result of our adoption of Emerging Issues Task Force (EITF) No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer" in 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

    Included in this report are certain "forward-looking" statements, involving risks and uncertainty, which are covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, events and performance to differ materially from those referred to or implied by such statements. In addition, actual future results may differ materially from those anticipated, depending on a variety of factors, which include, but are not limited to, the success of our market research identifying new product opportunities, trends in sales of The First Years(R) brand and licensed and specialty products, the continued success of new enhancements to our brand image, continued success of new Disney character refreshed graphics, successful introduction of new products, continued product innovation, growth in international sales, our ability to attract and retain key personnel, conditions affecting consumer spending, including uncertainties relating to global political conditions such as terrorism, our relationships with our suppliers and manufacturers, sales and earnings results and the outcome of, and the uncertainties related to, our review of the strategic alternatives available to our company. Information with respect to important factors that should be considered is contained in the "Factors That May Affect Financial Condition and Future Results" in this Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as may be required by law.

Overview

    The First Years is a leading developer and international marketer of parenting products for newborns, infants and toddlers. We market our products primarily under The First Years brand in addition to a licensed products business that is co-branded with two top juvenile product licenses, Disney and Sesame Street. Leveraging these brands, we market a broad range of products in three categories: Feeding & Soothing, Play & Discover, and Care & Safety.

    Net sales for 2003 were $135.6 million, up 1% as compared to net sales of $134.4 million in 2002. We market products through our sales organization, which is comprised of an internal sales staff and a network of independent sales representatives and distributors. Our three largest customers in 2003 were Wal*Mart, Toys "R" Us, and Target, which accounted for 65% of our sales. Our products are sold to approximately 700 customers in more than 41 countries, with international sales comprising 14% of our total 2003 net sales. As such, our results are impacted by general economic conditions affecting retailers, including, but not limited to, competitive pressures, consumer demand, and inventory management.

    Net income for 2003 increased 23% to $9.8 million or $1.16 per diluted share, compared to $7.9 million or $0.95 per diluted share in 2002. The growth in 2003 net income was driven principally by improved gross margins and impacted by the favorable resolution of a state tax matter, partially offset by higher selling, general, and administrative costs. Gross margin improvements were the result of cost reductions, product mix, changes in transportation arrangements for a key retailer, and, to a lesser extent, foreign exchange gains. A non-recurring tax benefit of $465,100 related to the favorable settlement of a state tax matter also impacted earnings positively. Selling, general, and administrative expenses increased 7% in 2003 compared to 2002 principally due to increased marketing and product development efforts, combined with higher legal costs related to proxy and other matters and higher insurance costs.

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

    Revenue Recognition -- We recognize revenue when products are shipped or delivered and substantial risk of ownership transfers to the customer, a firm sales agreement is in place, and collectibility of the fixed or determinable sales price is reasonably assured. Common to our industry, customers may be authorized to return selected products. We reduce sales and accounts receivable for actual returns and estimate future returns based on historical trends and information available to us, including the pattern of returns immediately following the reporting period. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

    Inventories -- Inventories, consisting of finished goods, unpackaged components, and supplies, are stated at the lower of cost or market with cost determined using the first-in, first-out method. We make certain obsolescence and other assumptions to adjust inventory based on historical experience and current information. We write down inventory for estimated obsolete or unmarketable inventory equal to the difference between the costs of inventory and estimated market value, based upon assumptions about future demand and market conditions. In the event of a write down of inventory, we also review molds associated with those products to determine whether there has been a significant impairment to the carrying value of the asset. If the carrying value of these assets is considered not to be recoverable, such assets are written down as appropriate. These assumptions, although consistently applied, can have a significant impact on current and future operating results and financial position.

    Sales Incentives -- Sales incentives offered to customers to promote the sales of our products include costs related to cooperative advertising programs, promotions, slotting fees or buydowns, and certain rebates. In determining these costs, we reflect activity and make estimates of certain costs of promotional activity based on historical arrangements and information available to us. Costs associated with sales incentives are, depending upon the nature of the sales incentive, accrued as revenue is recognized or accrued upon completion of a sales-related activity giving rise to an obligation, and are reflected as a reduction of revenue.

    For further information concerning accounting policies refer to Note 1 of our Consolidated Financial Statements.

    The following table sets forth our statement of operations expressed as a percentage of net sales for the periods indicated. This table and subsequent discussions should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

                                                  As a Percentage of Net Sales
                                                     Year ended December 31,

                                                   2003       2002       2001
                                                   ----       ----       ----
Net sales                                         100.0%     100.0%     100.0%
Cost of products sold                              63.0       65.7       66.6
                                                  -----      -----      -----
Gross Profit                                       37.0       34.3       33.4
Selling, general and administrative expenses       26.0       24.4       25.5
                                                  -----      -----      -----
Operating Margin                                   11.0        9.9        7.9
Interest income                                      .2         .1         .5
                                                  -----      -----      -----
Income before income taxes                         11.2       10.0        8.4
Provision for income taxes                          4.0        4.1        3.4
                                                  -----      -----      -----
Net income                                          7.2%       5.9%       5.0%
                                                  =====      =====      =====

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales
    Consolidated net sales for 2003 were $135.6 million, an increase of $1.2 million or 1%, as compared to net sales of $134.4 million in 2002. Domestic sales declined slightly in 2003 due in part to the timing of pipeline fills and inventory reductions by a number of retailers. This decline was offset by an increase in international sales driven primarily by increased distribution in Canada, our continued focus on key customers in principal international markets, and favorable exchange rates. In 2003, net sales of The First Years brand products increased 4% due to the introduction and expansion of key product programs, including gates, monitors, and our award-winning line of "Take & Toss(R)" products, a line of semi-disposable feeding products. Net sales of licensed and specialty products decreased by 5% due to pipeline fills in 2002, which were not repeated, and the discontinuation of a specialty program by a key retailer at the end of 2002.

    As a percentage of net sales, sales of licensed and specialty products decreased to 30% in 2003 from approximately 32% in 2002. Net sales of The First Years brand products increased to 70% in 2003 from approximately 68% in 2002 due primarily to the success of key items noted in the previous paragraph. International net sales as a percentage of total net sales increased to 14% in 2003 from 13% in 2002 primarily due to improved Canadian and European sales performance.

Cost of Sales and Gross Profit

    Cost of products sold in 2003 was $85.4 million, a decrease of $2.9 million or 3%, as compared to $88.3 million in 2002. As a percentage of net sales, cost of products sold in 2003 decreased to 63% from 66% in 2002 and gross profit improved from 34% to 37% in 2003. Gross profit in 2003 was positively impacted by several factors, including cost reductions, product mix changes, modifications in transportation arrangements with a key retailer, and, to a lesser extent, foreign exchange gains. Specifically, cost savings realized in product and sales-related expenses, increasing gross profit by approximately 120 basis points or 1.2%, were driven by operational improvements and success in our sourcing strategies. A change in transportation arrangements with a key retailer effective in February 2003 increased gross profit percentage by approximately 80 basis points. Margins related to the 2003 product mix were also favorably affected by the discontinuation of a specialty program by a key retailer at the end of 2002, resulting in a margin improvement of approximately 70 basis points. Foreign exchange gains were $.6 million in 2003, as compared to $.1 million in 2002, or a margin improvement of approximately 40 basis points, and were impacted by the decline in the U.S. dollar relative to the Canadian dollar, British pound, and Euro in 2003.

    We have experienced significant cost reductions and other events which have benefited our gross profits. There can be no assurance that, in spite of our past success in sourcing, that we will sustain these cost reductions or experience these events in the future. In addition, should current economic conditions deteriorate affecting the demand for our products, or pricing pressures associated with competition worsen, gross profits could be adversely impacted.

Selling, General, and Administrative Expenses

    Selling, general, and administrative expenses in 2003 were $35.2 million, an increase of $2.4 million or 7%, as compared to $32.8 million in 2002. As a percentage of net sales, selling, general, and administrative costs increased from 24% to 26% in 2003. This increase was primarily due to an increase in salaries and related costs associated with increased marketing and product development efforts, increased legal costs related to proxy and other matters, insurance, and higher product development costs, partially offset by cost containment measures affecting general expenditures. We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure.

Net Income

    Net income for 2003 increased 23% to $9.8 million or $1.16 per diluted share, compared with $7.9 million or $0.95 per diluted share in 2002. As a percentage of net sales, net income increased from 6% to 7% in 2003. The increase in net income is a result of improved gross profits and the favorable resolution of a state tax matter, partially offset by increased selling, general, and administrative expenses and reduced income tax costs. Income tax expense as a percentage of pretax income was 35.4% in 2003 compared to 41.0% in 2002. This decrease reflects the impact of the Company's 2003 state tax rate planning initiatives and a $465,100 non-recurring tax benefit resulting from the favorable resolution of a state tax matter. Excluding this tax benefit, the Company's annual effective tax rate was 38.5% at December 31, 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

    We reported 2002 consolidated net sales of $134.4 million, an increase of $8.6 million or 7%, as compared to net sales of $125.8 million in 2001. Despite general economic weakness and the strength of private label programs in some large retailers, our multi-year program to improve product development and marketing processes and organization positively impacted our growth in net sales. In 2002, net sales of The First Years brand products increased 9% due to new product development efforts and solid sales in a number of existing key items, including the "Hands Free Gate," "4-Stage Bath System," "4-Stage Reclining Feeding Seat," and products in our "Take & Toss" program. After a number of years of substantial decline, net sales of licensed and specialty products increased by 2% as a result of successful new licensed product programs introduced into key retail accounts. In addition, in 2002, we developed exclusive, customized programs for customers driven by new licensed products, which contributed significantly to product sales in this area in 2002.

    As a percentage of net sales, sales of licensed and specialty products decreased to 32% in 2002 from approximately 33% in 2001. Net sales of The First Years brand products increased to 68% in 2002 from approximately 67% in 2001 due primarily to the success of key items noted in the prior paragraph. International net sales as a percentage of total net sales increased to 13% in 2002 from 12% in 2001 primarily due to improved European, Canadian, and Latin American sales performance.

Cost of Sales and Gross Profit

    Cost of products sold in 2002 was $88.3 million, an increase of $4.5 million or 5%, as compared to $83.8 million in 2001. As a percentage of net sales, cost of products sold in 2002 decreased to 66% from 67% in 2001 and gross profit increased from 33% to 34% in 2002. The increase in gross profit was primarily due to product mix and product cost reduction programs.

Selling, General, and Administrative Expenses

    Selling, general, and administrative expenses in 2002 were $32.8 million, an increase of $0.7 million, or 2%, as compared to $32.1 million in 2001. As a percentage of net sales, selling, general, and administrative expenses decreased to 24% in 2002 from approximately 26% in 2001. This decrease was primarily due to a reduction in bad debt expense from 2001 and cost containment measures affecting general expenditures, partially offset by an increase in salaries and related costs associated with infrastructure building in marketing and product development.

Net Income

    Net income for 2002 increased 27% to $7.9 million from $6.3 million in 2001. As a percentage of net sales, net income increased from 5% to 6% in 2002. Net income was impacted by increased gross profits as a percentage of net sales resulting from product mix, partially offset by reduced selling, general, and administrative costs principally related to lower bad debt expenses. Income tax expense as a percentage of pretax income was 41% in 2002 and 2001.

Liquidity and Capital Resources

    We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths. We anticipate that our operating activities in 2004 will continue to provide us with cash flows to assist in our business expansion and to meet financial commitments.

    Our cash and cash equivalents increased to $24.7 million at December 31, 2003, from $22.0 million at December 31, 2002. The increase resulted primarily from $5.6 million provided by operating activities, offset by $2.2 million and $.6 million used in investing and financing activities, respectively.

    Net cash of $5.6 million provided by operating activities consisted primarily of $13.3 million from net income adjusted for non-cash items and $7.7 million used by changes in working capital and other activities. Net cash used by changes in working capital and other activities resulted primarily from an increase in accounts receivable and inventories and from decreases in accounts payable and accrued selling expenses, which were partly offset by increases in prepaid expenses and accrued royalties. Days sales outstanding were 64 and 53 for 2003 and 2002, respectively. The increase in days sales outstanding is due principally to higher fourth quarter sales in 2003 and an unusual payment delay by a key retailer at December 31, 2003, which was resolved subsequent to year-end. Inventory turns were 4.7 and 4.8 in 2003 and 2002, respectively.

    Net cash of $2.2 million used in investing activities resulted from capital expenditures, net of disposals of capital assets. Capital expenditures in 2003 consisted primarily of additions to molds for new production molds, building improvements, machinery, and furniture and equipment related to computer hardware and software.

    Net cash of $.6 million used in financing activities consisted of the payment of dividends to stockholders and common stock repurchases, partially offset by the proceeds on issuance of common stock under our stock option plans.

    Estimated uses of cash in 2004 include capital expenditures for building, machinery and molds, and equipment of approximately $3 - $4 million. We expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and financing arrangements. We have an unsecured line of credit of $10 million, which is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. During 2003 and 2002, we had no borrowings under the line of credit and as of December 31, 2003 there were no balances outstanding. We believe that we will be able to renew our line of credit under similar terms.

Contractual Obligations

    The following table provides a summary of our contractual obligations at December 31, 2003.

                                                                     Payments due by period
                                                       -----------------------------------------------------
                                                         Less than                                More than
    Contractual Obligations                  Total        1 Year     1 - 3 Years    3 - 5 Years    5 Years
    -----------------------              ------------  ------------ -------------  -------------  ----------
    Minimum Royalty Payments (a) .....    $3,727,000    $3,496,000     $231,000          --          --
    Purchase Obligations (b) .........     2,153,000     2,153,000           --          --          --
                                         -------------------------------------------------------------------
                                          $5,880,000    $5,649,000     $231,000          --          --
                                         ===================================================================

    (a) Licensing agreements with key licensors contain provisions for the payment of guaranteed or minimum royalty amounts. See Note 5 to the consolidated financial statements for additional information.
    (b) Under the Company's purchase arrangements with certain manufacturers, the Company is obligated to purchase production sufficient to meet its safety stock inventory requirements.

Dividends

    On May 15, 2003, the Board of Directors raised our cash dividend on our common stock to $0.24 per share and announced that dividends would be paid on a quarterly basis. Quarterly dividend payments of $.06 per share were made on June 15, 2003, September 15, 2003 and December 15, 2003. In 2002, we paid an annual cash dividend on our common stock in the amount of $0.10 per share, which was paid on June 15, 2002. We expect sufficient cash flow in 2004 to continue our current dividend policy; however, the declaration and payment of cash dividends in the future will depend upon such other factors deemed relevant by the Board of Directors from time to time.

Off-Balance Sheet Arrangements

    During the years ended December 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

    We derive a significant portion of our revenues from sales of products featuring characters licensed from other parties, including Winnie the Pooh(R) and Mickey Mouse(R) and other related characters licensed from Disney Enterprises, Inc., and Sesame Street characters licensed from the Sesame Workshop, in the United States and in various foreign countries. These licenses have fixed terms and limit the type of products that may be sold under the licenses. One of our significant licensing agreements with Disney Enterprises, Inc. was renewed in 2002 and will expire at the end of 2004. Sales of products licensed under this non-exclusive license amounted to 22% of our total net sales for the year ended December 31, 2003. While our management currently expects this licensing agreement to be renewed at the end of its term, non-renewal of this major licensing agreement or renewal on terms not favorable to us could have a material adverse effect on our business. In addition, the Disney licensing agreement is non-exclusive and Disney has granted a license to a retailer that includes the same types of products covered under our license. In the future, Disney may grant licenses for the same products covered under our license to additional retailers and other parties, which could have a material adverse impact on our business.

    If we do not enhance our brand recognition, our product sales may decrease.

    A company's brand is very important to consumers of juvenile products. Some of our competitors have more recognizable brands than we do. We intend to continue to try to enhance our brand recognition with consumers, but we may not be able to do so. If we do not continue to enhance our brand recognition, our sales could be negatively impacted.

    We must be able to identify and adapt to changing consumer preferences in order to keep consumers interested in our products.

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

    Our three largest customers, Wal*Mart, Toys "R" Us, and Target, accounted for approximately 27%, 20% and 18% of net sales in 2003, respectively. A significant reduction of purchases by any one of these customers could have a material adverse effect on our sales. Additionally, our largest ten customers accounted for 75% of our net sales in 2003. There could also be a negative effect on our business if any significant customer becomes insolvent or otherwise fails to pay its debts.

    Conditions affecting the retail industry generally may affect our results of operations.

    We could be materially adversely affected by conditions in the retail industry in general, including the continuing consolidation in the retail industry, the resulting decline in the number of retailers and cyclical economic trends. Also, changes in the way retailers and mass merchandisers do business, such as the creation of competing private-label brands by retailers, could result in a significant reduction of purchases of our products by those retailers, which would have a material adverse effect on our sales and earnings.

    We are exposed to economic, political, and other risks through our worldwide operations.

    We are subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates, freight rates and social and political unrest.

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

    We do not own or operate our own manufacturing facilities and a majority of our products are manufactured outside of the United States by independent manufacturers, thus currency exchange rates and any significant problems that we experience with our independent manufacturers could have a material adverse effect on our results of operations.

    We depend upon independent manufacturers located in the Far East, primarily China and Hong Kong, and Canada to produce high-quality products for us in a timely manner. As a result, we are subject to currency conversion and currency fluctuation risks normally associated with purchasing goods that are manufactured overseas. These risks include sudden and severe changes in foreign currency exchange rates and our ability to pass price increases for our products due to foreign currency fluctuation on to our customers. Also, we rely upon the availability of sufficient production capacity at our existing manufacturers or the ability to utilize alternative sources of supply. Timely product introductions are essential in the juvenile products industry because our orders are cancelable by customers and, in some cases, subject to monetary penalties imposed by customers, if agreed-upon delivery dates are not met. We may not be able to maintain sufficient inventory levels if our independent manufacturers fail to provide the required production capacity. A failure by one or more of our significant manufacturers to meet established criteria for pricing, product quality or timeliness could also negatively impact our sales and profitability. We have no long-term manufacturing agreements with our suppliers and we compete with other juvenile product companies, including companies that are much larger than us, for access to production facilities. In 2003, our largest supplier, which is located in China, manufactured products that represented approximately 13% of our sales. The loss of or significant problems with this supplier could have a material adverse impact on our results of operations.

    Many of our products are manufactured in China and we may experience difficulty or increased expense in shipping these products back into the United States or Europe.

    A substantial portion of our products sold in 2003 was manufactured in Asia. Foreign manufacturing is subject to a number of risks including transportation delays and interruptions, the imposition of tariffs, quotas, and other import or export controls, currency fluctuations, misappropriation of intellectual property, political and economic disruptions, and changes in governmental policies. From time to time, the United States Congress has attempted to impose additional restrictions on trade with China. China gained Permanent Normal Trade Relations (PNTR) status with the United States when it acceded to the World Trade Organization, effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China's WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by us, which could adversely impact our business. The European Community has enacted a quota and tariff system with respect to the importation into the EC of certain toy products originating in China. Although we continue to evaluate alternative sources of supply outside of China, we may not be able to develop alternative sources of supply in a timely and cost-effective manner.

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

    Our international sales in 2003 accounted for approximately 14% of our total net sales. In foreign markets, particularly the United Kingdom, France, Germany, and Canada, we compete against long-established companies with well-known brand names. In countries where the juvenile products markets are mature, our sales growth depends on our ability to increase our market share at the expense of well-established local competitors. International sales are also subject to economic downturns and fluctuations in the currencies of foreign countries, and resulting changes in the buying power of consumers in foreign markets, particularly in Asia, and Latin and South America. Although at times we enter into foreign currency forward exchange contracts in order to hedge our exposure to currency fluctuations, we may still encounter unfavorable exchange rates in our transactions with companies in foreign countries. We may not be successful in expanding or sustaining our international sales operations.

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

    Our intellectual property is very important to us and we may face litigation based on challenges to our intellectual property and our commercial activities.

    We believe our products embody innovation and creativity in design and function. We take steps to protect our intellectual property, and may from time to time be involved in litigation to enforce our rights in such intellectual property against others. At present, we are not engaged in any material active or pending litigation with respect to our intellectual property.

    As a supplier of a wide range of products in various markets, we are, and in the future may be, involved in litigation defending our activities against allegations of infringement of the intellectual property of others. We may incur substantial costs in defending such legal actions. To our knowledge, however, there are no pending material challenges to our ongoing or planned commercial activities.

    If we do not retain our key personnel, our ability to execute our business strategy will be limited.

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

Foreign Currency Market Risk

    Our international operations are subject to certain opportunities and risks, including currency fluctuations. Our international sales in 2003 accounted for 14% of total net sales. The value of the United States dollar affects our financial results, and changes in exchange rates may affect our revenues, gross margins, operating expenses, and retained earnings as expressed in United States dollars. At times, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British Pound, and the Canadian dollar. We also attempt to minimize currency exposure risk through working capital management. During 2003 and 2002, the Company recognized foreign exchange gains of $.6 million in 2003 and $.1 million in 2002. There were no outstanding foreign currency forward exchange contracts as of December 31, 2003 and 2002.

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

Item 8. Financial Statements and Supplementary Data

    Financial Statements listed under Item 15(a) 1. are included in Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

9(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

9(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this item will be included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, or in an amendment to this Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this item will be included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, or in an amendment to this Form 10-K, except that the sections in any definitive proxy statement entitled "Board Compensation Committee Report on Executive Compensation", "Audit Committee Report" and the "Stock Performance Chart" shall not be deemed incorporated herein by reference to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

    The information required by this item will be included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, or in an amendment to this Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by this item will be included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, or in an amendment to this Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

    The information required by this item will be included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, or in an amendment to this Form 10-K, and is in incorporated herein by reference.


                                      III-1

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

15(a) 1. Consolidated Financial Statements

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 2003 and 2002

         Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

         Notes to Consolidated Financial Statements

15(a) 2. Schedule II -- Valuation and Qualifying Accounts for the Years Ended
         December 31, 2003, 2002, and 2001

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

15(a) 3. Exhibits

Exhibit                             Description
-------                             -----------

3.1.1    Restated Articles of Organization of the Company. Filed as Exhibit
         3.1 to the Company's Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.1.2 Articles of Amendment to Restated Articles of Organization of the Company filed herewith.

3.2 By-laws of the Company. Filed as Exhibit (3)(ii) to the Company's annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1 Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2 Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N. A. Filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

10.1* Agreement with the Children's Television Workshop dated July 1, 1996 regarding the licensing of Sesame Street characters. Filed as Exhibit (10)(g) to the Company's annual report on Form 10-K for the period ended December 31, 1996 and incorporated herein by reference.

10.2* Letter agreement with Children's Television Workshop dated as of July 1, 1999 regarding the renewal of licensing of Sesame Street characters. Filed as Exhibit (10)(d) to the Company's annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

10.3* Letter agreement with Sesame Workshop dated July 1, 2001 regarding the renewal of licensing of Sesame Street characters. Filed as
         Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference.

Exhibit                             Description
-------                             -----------

10.4* Agreement with Disney Enterprises, Inc. dated as of August 1, 2000 relating to the licensing of Winnie the Pooh, Disney Classics and Disney Standard characters. Filed as Exhibit (10)(w) to the Company's quarterly report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

10.5 The First Years Inc. 2002 Amended and Restated Equity Incentive Plan, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.6 The First Years Inc. 2002 Amended and Restated Stock Option Plan for Directors, filed herewith, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.7 Letter Agreement between The First Years Inc. and Jerome M. Karp dated August 8, 1999. Filed as Exhibit (10)(v) to the Company's quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

10.8 Employment Agreement between The First Years Inc. and Ronald J. Sidman dated September 30, 1999. Filed as Exhibit (10)(u) to the Company's quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

10.9 Agreement between The First Years Inc. and Bruce Baron dated July 10, 1997. Filed as Exhibit (10)(p) to the Company's annual report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference.

10.10 Non-Compete Agreement between The First Years Inc. and Richard F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(m) to the Company's annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.11    Change of Control Agreement between The First Years Inc. and Richard
         F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(n) to the Company's annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.12 Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated September 28, 2000. Filed as Exhibit
         (10)(o) to the Company's annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.13 Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated March 21, 2001. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.

10.14 Agreement between The First Years Inc. and James A. Connors, Jr. dated May 8, 2000. Filed as Exhibit (10)(p) to the Company's annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.15 Employee Contract between The First Years Inc. and John R. Beals dated September 30, 2002. Filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference.

10.16 Employee Contract between The First Years Inc. and Barry Boehme dated January 12, 2003, filed herewith, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.17* Consumer Products License -- Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc. Filed as
         Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ending September 30, 2002 and incorporated herein by reference.

Exhibit                             Description
-------                             -----------

10.18 Change of Control Agreement between The First Years Inc. and Barry Boehme, dated January 21, 2004 and filed herewith.

10.19 Change of Control Agreement between The First Years Inc. and James Connors, Jr., dated January 21, 2004 and filed herewith.

10.20 Change of Control Agreement between The First Years Inc. and John Beals, dated January 21, 2004 and filed herewith.

10.21 Change of Control Agreement between The First Years Inc. and Bruce Baron, dated January 21, 2004 and filed herewith.

10.22 Change of Control Agreement between The First Years Inc. and Ron Cardone, dated January 21, 2004 and filed herewith.

10.23 Form of Indemnification Agreement dated February 5, 2004 between The First Years Inc. and each of the following Directors: Ronald Sidman, Richard Wenz, Walker Wallace, Fred Page, Benjamin Peltz, Evelyn Sidman, Lewis Weston, Beth Kaplan, and Kenneth Sidman, filed herewith.

14 The First Years Inc. -- Corporate Code of Conduct and Ethics, filed herewith.

21.1     List of Subsidiaries of the Registrant.

23.1     Consent of Deloitte & Touche LLP.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Confidential Treatment has been granted with respect to portions of this document by the Securities and Exchange Commission.

15(b)    Report on Form 8-K

During the fourth quarter of 2003, the Company furnished a report on Form 8-K on October 24, 2003 and dated as of that date. Item 12. Disclosure of Results of Operations and Financial Condition: Press release issued by the Company on October 24, 2003.

During the fourth quarter of 2003, the Company furnished a report on Form 8-K dated November 19, 2003 and filed on November 20, 2003. Item 9. Regulation FD
Disclosure: Press release issued by the Company on November 19, 2003 to announce its quarterly dividend.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE FIRST YEARS INC.
                       ---------------------------------------------------------
                                              (Registrant)

                       By:               /s/ RONALD J. SIDMAN
                           -----------------------------------------------------
                              Ronald J. Sidman, Chief Executive Officer,
                           Chairman of the Board of Directors, and President

Date: March 15, 2004

                       By:                 /s/ JOHN R. BEALS
                           -----------------------------------------------------
                           John R. Beals, Treasurer and Senior Vice President --
                                 Finance (Chief Financial Officer and
                                       Chief Accounting Officer)

Date: March 15, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                             Date
       ---------                      -----                             ----

/s/ RONALD J. SIDMAN    Chief Executive Officer, Chairman         March 11, 2004
---------------------   of the Board of Directors and President
   Ronald J. Sidman

  /s/ EVELYN SIDMAN     Director                                  March 11, 2004
---------------------
     Evelyn Sidman

 /s/ BENJAMIN PELTZ     Director                                  March 11, 2004
---------------------
    Benjamin Peltz

  /s/ FRED T. PAGE      Director                                  March 11, 2004
---------------------
     Fred T. Page

/s/ KENNETH R. SIDMAN   Director                                  March 11, 2004
---------------------
   Kenneth R. Sidman

 /s/ LEWIS M. WESTON    Director                                  March 11, 2004
---------------------
    Lewis M. Weston

/s/ WALKER J. WALLACE   Director                                  March 11, 2004
---------------------
   Walker J. Wallace

 /s/ BETH J. KAPLAN     Director                                  March 11, 2004
---------------------
    Beth J. Kaplan

                        Director                                  March 11, 2004
---------------------
     Richard Wenz

                              THE FIRST YEARS INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----

Independent Auditors' Report..............................................  IV-6
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2003 and 2002............  IV-7
  Consolidated Statements of Income for the Years Ended
    December 31, 2003, 2002, and 2001.....................................  IV-8
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2003, 2002, and 2001......................................  IV-9
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2003, 2002, and 2001..................................... IV-10
  Notes to Consolidated Financial Statements.............................. IV-11
Financial Statement Schedule II-- Valuation and Qualifying Accounts
  for the Years Ended December 31, 2003, 2002, and 2001................... IV-21

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The First Years Inc.
Avon, Massachusetts

    We have audited the accompanying consolidated balance sheets of The First Years Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The First Years Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 5, 2004

                              THE FIRST YEARS INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                                       2003            2002
                                                                                   ------------    ------------

                                     ASSETS

Current Assets:
   Cash and cash equivalents (Notes 1 and 8) ...................................   $ 24,730,265    $ 21,989,782
   Accounts receivable (less allowance for doubtful accounts of
      $250,000 in 2003 and 2002) (Note 8) ......................................     25,891,057      21,995,564
   Inventories (Note 1) ........................................................     20,298,164      16,171,842
   Prepaid expenses and other assets ...........................................        801,566       1,631,942
   Deferred tax asset (Notes 1 and 3) ..........................................      2,157,200       2,196,400
                                                                                   ------------    ------------
      Total current assets .....................................................     73,878,252      63,985,530
                                                                                   ------------    ------------

Property, Plant, and Equipment (Note 1):
   Land ........................................................................        167,266         167,266
   Building and improvements ...................................................      6,798,774       6,692,722
   Machinery and molds .........................................................     10,075,203       9,395,859
   Furniture and equipment .....................................................      8,795,739       8,478,858
                                                                                   ------------    ------------
      Total ....................................................................     25,836,982      24,734,705
   Less accumulated depreciation ...............................................     15,050,479      12,968,335
                                                                                   ------------    ------------
      Property, plant, and equipment -- net ....................................     10,786,503      11,766,370
                                                                                   ------------    ------------
      Total Assets .............................................................   $ 84,664,755    $ 75,751,900
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .......................................   $ 14,788,716    $ 15,259,792
   Accrued royalty expense (Note 5) ............................................      1,431,051       1,361,836
   Accrued selling expenses ....................................................      3,107,430       3,251,482
                                                                                   ------------    ------------
      Total current liabilities ................................................     19,327,197      19,873,110
                                                                                   ------------    ------------
Deferred Tax Liability (Notes 1 and 3) .........................................      1,391,900       1,262,200
                                                                                   ------------    ------------

Commitments and Contingencies (Notes 5 and 8)

Stockholders' Equity (Notes 4, 6, and 9):
Common stock -- authorized, 50,000,000 shares; issued 10,944,970 and
  10,818,464; outstanding, 8,337,350 and 8,219,044 as of December 31, 2003
  and 2002, respectively .......................................................      1,094,497       1,081,846
Paid-in-capital ................................................................     11,073,595       9,854,632
Retained earnings ..............................................................     82,091,793      73,804,237
Deferred compensation ..........................................................        (96,875)
Less treasury stock at cost, 2,607,620 and 2,599,420 shares as of December 31,
  2003 and 2002, respectively ..................................................    (30,217,352)    (30,124,125)
                                                                                   ------------    ------------
      Total stockholders' equity ...............................................     63,945,658      54,616,590
                                                                                   ------------    ------------
      Total Liabilities and Stockholders' Equity ...............................   $ 84,664,755    $ 75,751,900
                                                                                   ============    ============

                              THE FIRST YEARS INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                2003           2002           2001
                                                            ------------   ------------   ------------
Net Sales (Notes 1 and 8) ...............................   $135,614,017   $134,391,487   $125,783,770
Cost of Products Sold (Note 1) ..........................     85,448,357     88,281,741     83,777,994
                                                            ------------   ------------   ------------
Gross Profit ............................................     50,165,660     46,109,746     42,005,776
Selling, General, and Administrative Expenses (Note 1) ..     35,223,252     32,790,120     32,073,559
                                                            ------------   ------------   ------------
Operating Income ........................................     14,942,408     13,319,626      9,932,217
Interest Income .........................................        206,715        134,089        664,071
                                                            ------------   ------------   ------------
Income Before Income Taxes ..............................     15,149,123     13,453,715     10,596,288
Provision for Income Taxes (Notes 1 and 3) ..............      5,367,300      5,516,000      4,344,500
                                                            ------------   ------------   ------------
Net Income (Note 11) ....................................   $  9,781,823   $  7,937,715   $  6,251,788
                                                            ============   ============   ============

Earnings Per Share (Notes 1 and 9)
  Basic .................................................   $       1.18   $       0.97   $       0.68
                                                            ============   ============   ============
  Diluted ...............................................   $       1.16   $       0.95   $       0.67
                                                            ============   ============   ============

                 See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                           Common Stock
                                     ------------------------    Paid-in      Retained      Deferred                   Comprehensive
                                        Shares      Par Value    Capital      Earnings    Compensation  Treasury Stock    Income
                                     ----------    ----------  -----------  ------------  ------------  --------------   --------

Balance, December 31, 2000 ........   9,175,765    $1,067,934  $ 8,714,711  $ 60,985,483          --    $(15,865,339)          --
  Stock issued under stock option
    plans (Note 6) ................      69,067         6,906      454,379            --          --              --           --
  Tax benefit derived from option
    compensation deduction ........          --            --       48,300            --          --              --           --
  Compensation charge related to
    grant of common stock option ..          --            --       60,000            --          --              --           --
  Dividends paid ..................          --            --           --      (550,766)         --              --           --
  Repurchase of 1,070,965 shares
    for treasury ..................  (1,070,965)           --           --            --          --     (13,944,993)          --
  Net income ......................          --            --           --     6,251,788          --              --           --
                                     ----------    ----------  -----------  ------------    --------    ------------     --------
Balance, December 31, 2001 ........   8,173,867     1,074,840    9,277,390    66,686,505          --     (29,810,332)          --
                                     ----------    ----------  -----------  ------------    --------    ------------     --------
  Stock issued under stock option
    plans (Note 6) ................      70,060         7,006      545,742            --          --              --           --
  Tax benefit derived from option
    compensation deduction ........          --            --       31,500            --          --              --           --
  Dividends paid ..................          --            --           --      (819,983)         --              --           --
  Repurchase of 24,883 shares for
    treasury ......................     (24,883)           --           --            --          --        (313,793)          --
  Net income ......................          --            --           --     7,937,715          --              --           --
                                     ----------    ----------  -----------  ------------    --------    ------------     --------
Balance, December 31, 2002 ........   8,219,044     1,081,846    9,854,632    73,804,237          --     (30,124,125)          --
                                     ----------    ----------  -----------  ------------    --------    ------------     --------
  Stock issued under stock option
    plans (Note 6) ................     111,506        11,151      947,063            --          --              --           --
  Tax benefit derived from option
    compensation deduction ........          --            --      133,900            --          --              --           --
  Dividends paid ..................          --            --           --    (1,494,267)         --              --           --
  Repurchase of 8,200 shares for
    treasury ......................      (8,200)           --           --            --          --         (93,227)          --
  Restricted stock awards (RSA) ...      15,000         1,500      138,000  $   (139,500)         --              --
  Amortization of RSA .............          --            --           --            --      42,625              --           --
  Comprehensive income (loss):
    Change in fair value of cash
      flow hedges, net of tax .....          --            --           --            --          --              --     $(43,195)
    Amounts reclassified into
      results of operations .......          --            --           --            --          --              --       43,195
  Net income ......................          --            --           --     9,781,823          --              --           --
                                     ----------    ----------  -----------  ------------    --------    ------------     --------
Balance, December 31, 2003 ........   8,337,350    $1,094,497  $11,073,595  $ 82,091,793    $(96,875)   $(30,217,352)    $     --
                                     ==========    ==========  ===========  ============    ========    ============     ========

                 See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                     2003            2002            2001
                                                                 ------------    ------------    ------------
Cash Flows from Operating Activities:
  Net income .................................................   $  9,781,823    $  7,937,715    $  6,251,788
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation .............................................      2,849,678       2,556,453       2,227,389
    Stock compensation expense ...............................         42,625               0          60,000
    Provision for doubtful accounts ..........................        107,018         116,825       1,217,405
    Write-down of equipment ..................................        338,444         616,170         552,527
    Change in deferred income taxes ..........................        168,900          19,500        (100,000)
    Increase (decrease) arising from working capital items:
     Accounts receivable .....................................     (4,002,511)     (4,793,892)        991,527
     Inventories .............................................     (4,126,322)      4,159,981      (1,888,110)
     Prepaid expenses and other assets .......................        964,276         184,351        (980,136)
     Accounts payable ........................................       (471,076)      2,435,471       1,219,081
     Accrued royalty expense .................................         69,215         542,550        (127,337)
     Accrued selling expenses ................................       (144,052)         50,531         177,423
                                                                 ------------    ------------    ------------
       Net cash provided by operating activities .............      5,578,018      13,825,655       9,601,557
                                                                 ------------    ------------    ------------

Cash Flows from Investing Activities:
  Purchase of property, plant, and equipment .................     (2,208,255)     (4,564,849)     (3,437,321)
                                                                 ------------    ------------    ------------
Cash Flows from Financing Activities:
  Dividends paid .............................................     (1,494,267)       (819,983)       (550,766)
  Purchase of treasury stock .................................        (93,227)        (47,730)    (13,812,486)
  Common stock issued under stock option plans ...............        958,214         286,685         328,778
                                                                 ------------    ------------    ------------
       Net cash used for financing activities ................       (629,280)       (581,028)    (14,034,474)
                                                                 ------------    ------------    ------------
Increase (decrease) in Cash and Cash Equivalents .............      2,740,483       8,679,778      (7,870,238)
Cash and Cash Equivalents, Beginning of Year .................     21,989,782      13,310,004      21,180,242
                                                                 ------------    ------------    ------------
Cash and Cash Equivalents, End of Year .......................   $ 24,730,265    $ 21,989,782    $ 13,310,004
                                                                 ============    ============    ============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
       Interest ..............................................   $          0    $          0    $          0
                                                                 ============    ============    ============
       Income taxes ..........................................   $  5,774,627    $  4,543,347    $  4,848,491
                                                                 ============    ============    ============

Supplemental Schedule of Noncash Financing Activities:
  Treasury stock transactions ................................   $          0    $    266,063    $    132,507
                                                                 ============    ============    ============

                 See notes to consolidated financial statements.

                              THE FIRST YEARS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

    Business -- The First Years Inc., a Massachusetts corporation (the "Company"), is a developer, marketer, and distributor of basic accessories and related products for infants and toddlers. The Company was founded and incorporated in 1952. Since its inception, the Company has engaged in this single line of business, with one class of similar products. The following is a summary of the Company's significant accounting policies.

    Basis of Reporting -- The consolidated financial statements include the accounts of The First Years Inc. and the Company's wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

    Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's consolidated financial statements include allowances for doubtful accounts, obsolete inventories, and sales returns. Actual results could differ from those estimates.

    Revenue Recognition -- The Company recognizes revenue when products are shipped or delivered and substantial risks of ownership transfer to the customer, a firm sales agreement is in place, and collectibility of the fixed or determinable sales price is reasonably assured. Common to our industry, customers may be authorized to return selected products and the Company reduces sales and accounts receivables for actual returns and estimates future returns based on historical trends and information available to us, including the pattern of returns immediately following the reporting period. Amounts billed to customers for shipping and handling are included in net sales.

    Sales Incentives -- Costs associated with sales incentives to promote the Company's products, including costs related to cooperative advertising programs, slotting fees or buydowns, and certain rebates, are, depending upon the nature of the sales incentive, accrued as revenue is recognized or accrued upon completion of a sales-related activity giving rise to an obligation, and are reflected as a reduction of revenue.

    Cash and Cash Equivalents -- Highly liquid investments with a maturity of three months or less when purchased have been classified as cash and cash equivalents. Such investments are carried at cost, which approximates market value.

    Inventories -- Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of finished goods, unpackaged components, and supplies.

    Property, Plant, and Equipment -- Property, plant, and equipment is stated at cost. Depreciation is provided based on the estimated useful lives of the various classes of assets (building and improvements, 15 to 40 years; machinery and molds, 5 to 10 years; furniture and equipment, 5 to 10 years) using the straight-line method. Molds are amortized using the straight-line method over 3 years. In the event of a write down of inventory, we also review the molds associated with those products to determine whether there has been a significant impairment to the carrying value of the asset. If the carrying value of these assets is considered not to be recoverable, such assets are written down as appropriate.

    Income Taxes -- In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. As of December 31, 2003, we believe that all of our recorded deferred tax assets will ultimately be recovered. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for

                              THE FIRST YEARS INC.

anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

    Stock-Based Compensation -- In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123, which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No.
123. The Company continues to use Accounting Principles Board Opinion No.25 (APB No. 25), Accounting for Stock Issued to Employees, to account for equity grants and awards to employees, officers and directors and has adopted the disclosure-only provisions of SFAS No. 148. In accordance with APB No. 25, the Company recognizes compensation expense in income based on the excess, if any, of the quoted stock prices at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company's stock option plans are more fully described in Note 6.

    In accordance with APB No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

    The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of the options granted under the Company's stock option plans during 2003, 2002, and 2001 was estimated on the date of grant using the Binomial option-pricing model.

                                                                    Years Ended December 31
                                                           ---------------------------------------
                                                               2003          2002          2001
                                                           -----------   -----------   -----------
    Net income -- as reported...........................   $ 9,781,823   $ 7,937,715   $ 6,251,788
    Add: Stock-based compensation expense included
      in reported net income, net of tax ...............        26,214             0        35,400
                                                           -----------   -----------   -----------

    Less: Stock-based employee compensation
      expense determined under fair value based
      method, net of tax................................    (1,303,087)   (1,561,779)   (1,725,582)
                                                           -----------   -----------   -----------
    Net income -- pro forma.............................   $ 8,504,950   $ 6,375,936   $ 4,561,606
                                                           ===========   ===========   ===========

    Earnings per share
      Basic -- as reported..............................   $      1.18   $      0.97   $      0.68
      Basic -- pro forma................................   $      1.03   $      0.78   $      0.50
      Diluted -- as reported............................   $      1.16   $      0.95   $      0.67
      Diluted -- pro forma..............................   $      1.01   $      0.77   $      0.50

    For purposes of the above pro forma disclosures, key assumptions used to apply this pricing model are as follows:

                                                            2003         2002         2001
                                                         ----------   ----------   ----------
    Risk free interest rate..........................        2.88%        4.54%        4.78%
    Expected life of option grants...................    6.04 years   7.74 years   7.67 years
    Expected volatility of underlying stock..........       24.29%       36.74%       43.45%
    Expected dividend payment rate...................        0.85%        0.85%        0.85%

                              THE FIRST YEARS INC.

    Earnings Per Share -- Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

    Product Development Costs -- Product development costs are expensed as incurred. During 2003, 2002, and 2001, product development costs approximated $7,522,000, $6,387,000, and $4,970,000, respectively.

    Foreign Currency Remeasurement -- The Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities of the Company's foreign operations are remeasured from the respective local currency to the U.S. dollar using year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year. Accordingly, remeasurement adjustments and transaction gains and losses are recognized as income (loss) in the year of occurrence and are recorded as a component of cost of products sold.

    Derivative Instruments -- From time to time, the Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency risks on future cash flows emanating from sales denominated in foreign currencies. Foreign currency forward exchange contracts are used to offset changes in the fair value of certain assets and liabilities resulting from transactions with third parties denominated in foreign currencies. It is the Company's policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.

    Currency contracts are designated as, and the Company believes are highly effective as, hedges of anticipated sales in specific currencies. Prior to an anticipated transaction closing, the gain or loss on the forward exchange contract is accumulated in other comprehensive income and reclassified against revenue when the hedged transaction occurs. Subsequent changes in the value of the contract are recorded in the income statement, generally as an offset to gains or losses on the receivables generated by the sales transactions. We had no outstanding foreign currency forward exchange contracts as of December 31, 2003 and 2002.

    Fair Value of Financial Instruments -- The fair value of the Company's assets and liabilities which constitute financial instruments as defined in SFAS No. 107, Disclosures about Fair Values of Financial Instruments, approximate their recorded value.

    Treasury Stock -- Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the consolidated balance sheet.

    Reporting Comprehensive Income -- Comprehensive income was equal to net income for the years ended December 31, 2003, 2002 and 2001.

    Reclassifications -- Certain reclassifications were made to prior year amounts in order to conform with the current year presentation. See New Accounting Pronouncements.

New Accounting Pronouncements

    The Company adopted FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on December 31, 2001. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2001 and has had no impact on the Company's consolidated statements of income, consolidated financial position or results of operation.

                              THE FIRST YEARS INC.

    In January and December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") and No. 46, revised ("FIN 46R"), Consolidation of Variable Interest Entities. These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. Adoption of both of these standards is not expected to have a material impact on the Company's consolidated statements of income, consolidated financial position or results of operation.

    On December 17, 2003, the Staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF No. 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, "Revenue Arrangements with Multiple Deliverables", the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect the Company's revenue recognition policies, or the Company's consolidated statements of income, consolidated financial position or results of operation.

2.  Debt

    During 2003 and 2002, the Company had available an unsecured line of credit totaling $10,000,000 with a bank. The line is subject to annual renewal at the option of the bank and requires no compensating balances. The line bears interest at the prime rate or the LIBOR rate plus 1.75%. No short-term borrowings were incurred by the Company during 2003 or 2002. As of December 31, 2003 and 2002, no balance was outstanding. Unless renewed or extended beforehand, the line of credit is scheduled to expire in November, 2004.

3.  Income Taxes

    Components of the Company's net deferred tax asset at December 31 are as follows:

                                                                                  2003             2002
                                                                               ----------       ----------
    Deferred tax assets:
      Expenses not currently deductible....................................    $  267,300       $  310,200
      Packaging costs not currently deductible.............................       703,400        1,026,600
      Inventory costs not currently deductible.............................       775,500          657,700
      Other................................................................       411,000          201,900
                                                                               ----------       ----------
                                                                                2,157,200        2,196,400
                                                                               ----------       ----------
    Deferred tax liabilities:
      Excess tax depreciation over financial reporting depreciation........     1,391,900        1,262,200
                                                                               ----------       ----------
    Net deferred tax asset.................................................    $  765,300       $  934,200
                                                                               ==========       ==========

    There was no valuation allowance at December 31, 2003 and 2002.

                              THE FIRST YEARS INC.

The provision for income taxes consists of the following:

                                           2003          2002           2001
                                        ----------    ----------    -----------
    Federal:
      Current ......................    $4,818,000    $4,248,200    $ 3,273,600
      Deferred .....................       130,400         5,600        (49,400)
                                        ----------    ----------    -----------
              Total federal ........     4,948,400     4,253,800      3,224,200
                                        ----------    ----------    -----------
    State:
      Current ......................       845,500     1,248,300      1,170,900
      Deferred .....................        38,500        13,900        (50,600)
                                        ----------    ----------    -----------
              Total state ..........       884,000     1,262,200      1,120,300
                                        ----------    ----------    -----------

    Provision for income taxes .....    $5,832,400    $5,516,000    $ 4,344,500
                                        ==========    ==========    ===========

    In 2003, the Company recorded a non-recurring tax benefit of $465,100 resulting from the favorable resolution of a state tax matter. Excluding this tax benefit, the Company's annual effective tax rate was 38.5% at December 31, 2003.

    A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                                                  2003     2002     2001
                                                                  ----     ----     ----

    Statutory rate ...........................................    35.0%    35.0%    34.0%
    State income taxes, net of federal income tax benefit ....     4.0      6.5      6.1
    Other ....................................................    (0.5)    (0.5)     0.9
                                                                  ----     ----     ----
    Effective tax rate .......................................    38.5%    41.0%    41.0%
                                                                  ====     ====     ====

4.  Stockholders' Equity

    In 2003 and 2002, the Company purchased 8,200 and 2,600 shares, respectively, of its common stock at an aggregate purchase price of $93,227 and $25,823, respectively under its standing stock repurchase program. In 2002, the Company acquired 22,283 shares through delivery of mature shares by an employee for the exercise of stock options.

    In November 2001, the Board of Directors authorized the Company to repurchase up to 900,000 shares of the Company's common stock through a modified "Dutch Auction" tender offer, and, in the event of an over-subscription within a specified range, to accept shares on a pro rata basis at a price range of $10.65 to $12.65. The Company completed repurchases under this authorization during 2001 and purchased 1,014,498 shares of common stock, representing approximately 11% of the shares outstanding prior to the tender offer, at an aggregate purchase price of $12,833,400. The costs associated with this transaction totaled $584,088, of which $21,877 was incurred in 2002.

5.  Commitments and Contingencies

    Other Commitments -- At December 31, 2003 and 2002, the Company had no letters of credit outstanding.

    Royalties -- The Company enters into license agreements with inventors, designers and others for the use of intellectual property in its products. These agreements provide for the payment of royalties on sales of certain character and patent licensed products. Existing agreements have terms ranging from one to three years. Royalty expenses were $5,393,000, $5,386,000, and $5,377,000 in 2003, 2002, and 2001, respectively, and are reflected in cost of products sold in the accompanying consolidated statements of income.

                              THE FIRST YEARS INC.

    Also, certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Such amounts are subject to change based upon actual sales performance in each period. Total required minimum royalty payments were approximately $4,245,000 and $3,890,000 for the periods ended December 31, 2003 and 2002, respectively. Under terms of existing agreements, and after giving effect to the renewal of our most significant domestic agreement (see Note 7), the Company may, provided the other party meets their contractual commitment, be required to pay amounts estimated as follows:

    2004.........................................................  $3,496,000
    2005.........................................................     231,000
    2006.........................................................           0
    2007.........................................................           0
    2008.........................................................           0
                                                                   ----------
                                                                   $3,727,000
                                                                   ==========

    At December 31, 2003, the Company had approximately $2,153,285 in outstanding inventory purchase commitments.

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

6.  Benefit Plans

    Defined Contribution Plans -- The Company has a defined contribution trusteed benefit plan covering eligible employees, requiring annual contributions based upon certain percentages of salaries of employees. Company contributions aggregated approximately $842,000, $753,000, and $504,000 in 2003, 2002, and 2001, respectively. The Company sponsors a 401(k) defined contribution plan covering substantially all Company employees pursuant to which the Company is obligated to match, up to specified amounts, employee contributions. Company contributions to this plan were not material for the periods presented.

    Stock Option Plans -- The Company has stock option plans under which officers, employees, non-employees, and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. As of December 31, 2003, substantially all of our employees were participants in The First Years Inc. 2002 Amended and Restated Equity Incentive Plan and all non-employee directors were participants in The First Years Inc. 2002 Amended and Restated Stock Option Plan for Directors (collectively, the Option Plans). All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors.

    The Company's Board of Directors has reserved 2,980,000 shares for issuance under the Option Plans. As of December 31, 2003, there are 512,361 options available for future grant under the Option Plans. The exercise price for the incentive stock options granted under the Option Plans may not be less than the fair market value of the common stock at the date of grant, 110% of fair market value in the case of options granted to a 10% stockholder.

    In 2003, the Company granted 15,000 shares of restricted stock to an officer under the Option Plans which resulted in deferred compensation of $139,500. The 15,000 shares of restricted stock vest over three years. The

                              THE FIRST YEARS INC.

deferred compensation is being amortized ratably over the three year vesting period and resulted in compensation expense of approximately $42,625 for the year ended December 31, 2003.

    In 2001, a director of the Company received options to purchase 12,766 shares of the Company's Common Stock at an exercise price of $8.25 per share as compensation for consulting services. The Company recorded a charge to operations of $60,000 in 2001 for the compensation expense related to the stock option grants.

    Under the Option Plans, employees of the Company may purchase stock on the exercise of their options through the delivery of existing shares of the Company's common stock. The shares delivered to the Company by the employee must have been outstanding for at least six months. The Company acquired 22,283 shares of its common stock for the years ended December 31, 2002 through the delivery of mature shares by an employee for the exercise of stock options.

    Options granted must be exercised within the period prescribed by the Compensation Committee; the options vest in accordance with the vesting provisions prescribed at the time of grant.

    A summary of activity of stock options granted under the Option Plans is as follows:

                                                                    Weighted
                           Weighted                                  Average
                            Average                                 Exercise
                           Exercise    Number of                    Price for
                           Price Per    Options       Options        Options
                             Share    Outstanding   Exercisable    Exercisable
                             -----    -----------   -----------    -----------

December 31, 2000.......  $   10.43    1,054,739      532,601      $   11.49
  Granted...............       9.22      292,322
  Canceled..............       9.71      (69,965)
  Exercised.............       6.71      (69,067)
                                       ---------

December 31, 2001.......      10.39    1,208,029      726,338      $   11.43
  Granted...............      12.36      290,683
  Canceled..............      10.88      (31,145)
  Exercised.............       7.43      (70,060)
                                       ---------

December 31, 2002.......      10.90    1,397,507      919,122      $   11.01
  Granted...............      10.49      167,714
  Canceled..............      13.22      (98,006)
  Exercised.............       8.60     (111,504)
                                       ---------

December 31, 2003.......  $   10.87    1,355,711    1,034,867      $   10.77
                                       =========

The grant date fair value for options granted in 2003, 2002, and 2001 was $3.29, $6.37, and $5.19, respectively. The following table sets forth information regarding stock options outstanding at December 31, 2003 under the Stock Option Plans as described above:

                              THE FIRST YEARS INC.

                                                                     Weighted
                                                          Number      Average
  Number                     Weighted    Weighted      Currently     Exercise
of Options      Range of      Average     Average     Exercisable    Price for
Outstanding     Exercise     Exercise    Remaining        at          Options
at 12/31/03      Prices        Price       Life        12/31/03     Exercisable
-----------  ------------   ---------    ---------    -----------   -----------
     6,000       $2.81      $   2.81          0.42         6,000    $      2.81
    26,000    4.22--6.33        4.63          1.42        26,000           4.63
   508,365    6.33--9.49        8.39          6.17       436,074           8.26
   712,074    9.49--14.24      12.28          6.89       470,793          12.58
   103,272   14.24--17.00      15.45          4.44        96,000          15.48
----------                  --------     ---------    ----------    -----------
 1,355,711                  $  10.87          6.30     1,034,867    $     10.77
==========                  ========     =========    ==========    ===========

7.  Derivative Instruments

    From time to time, the Company uses derivative financial instruments in the form of forward foreign currency exchange contracts to manage foreign currency risks on future cash flows emanating from sales denominated in foreign currencies and the receipt of cash from such transactions. It is the Company's policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. Currency contracts are designated as, and the Company believes are highly effective as, hedges of anticipated sales in specific currencies. Prior to an anticipated transaction closing, the gain or loss on the forward exchange contract is accumulated in other comprehensive income and reclassified against revenue when the hedged transaction occurs. Subsequent changes in the value of the contract are recorded in the income statement, generally as an offset to gains or losses on the receivables generated by the sales transactions.

    All foreign currency forward exchange contracts are denominated in currencies of major industrial countries. During the year ended December 31, 2003, the Company entered into forward contracts maturing at various dates through the end of 2003 to sell a notional amount of approximately $10,713,000 consisting of various currencies such as the Euro, the British Pound, and the Canadian Dollar, at contracted rates. As of December 31, 2003 all these contracts were settled and all unrealized losses accumulated in other comprehensive income during 2003 have been recognized in the statement of income as the underlying hedged transactions have settled. During 2002 the Company did not designate the forward exchange contracts it entered into as hedges for accounting purposes.

8.  Vulnerability Due to Certain Concentrations

    Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and forward foreign currency exchange contracts (see Note 7). The Company's cash equivalents consist of money market funds placed with major banks and financial institutions. The Company's trade receivables principally include amounts due from retailers who are geographically dispersed. The Company's three largest customers accounted for 75% and 69% of the trade receivables outstanding at December 31, 2003 and 2002, respectively. The Company routinely assesses the financial strength of its customers. The Company purchases credit insurance for certain of its foreign customers to limit its potential exposure to foreign trade receivable credit risks. The Company routinely assesses the financial strength of the bank which is the counterparty to the forward exchange contracts and as of December 31, 2003 management believes it had no significant exposure to credit counterparty risks.

    Major Customers and Export Sales -- The Company derived 10% or more of its net sales from its three largest customers. The Company's largest customer accounted for net sales of approximately $36,369,000, $32,339,000, and $29,833,000 in 2003, 2002, and 2001, respectively. The Company's second largest customer accounted for net sales of approximately $27,695,000, $27,630,000, and $24,892,000 in 2003, 2002, and 2001, respectively. The Company's third largest customer accounted for net sales of approximately $24,352,000, $22,978,000, and

                              THE FIRST YEARS INC.

$20,015,000 in 2003, 2002, and 2001, respectively. No other customer accounted for 10% or more of the Company's sales. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $19,479,000, $17,312,000, and $14,813,000, in 2003, 2002, and 2001, respectively.

    Reliance on Licensed Products -- The Company derives a significant portion of its net sales from products under license. Net sales of products licensed under the most significant domestic licensing agreement amount to approximately $29,624,000, $28,194,000, and $28,432,000 or 20%, 21%, and 23% of the Company's
total net sales for the years ended December 31, 2003, 2002, and 2001, respectively. This licensing agreement was renewed in 2002 and will expire at the end of 2004.

    Reliance on Foreign Manufacturers -- The Company does not own or operate its own manufacturing facilities. In 2003, 2002, and 2001, the Company derived approximately 76%, 74%, and 69%, respectively, of its net sales from products manufactured by others in the Far East, primarily in China. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely, depending on the particular product.

9.  Computation of Earnings per Share

    Computation of the earnings per share (EPS) in accordance with SFAS No. 128 is as follows:

                                                             2003          2002          2001
                                                          ----------    ----------    ----------
    Weighted average shares outstanding................    8,264,554     8,200,624     9,151,540

    Effect of dilutive shares..........................      197,624       168,258       152,732
                                                          ----------    ----------    ----------
    Weighted average diluted shares outstanding........    8,462,178     8,368,882     9,304,272
                                                          ==========    ==========    ==========
    Net income.........................................   $9,781,823    $7,937,715    $6,251,788
                                                          ==========    ==========    ==========
    Basic earnings per share...........................   $     1.18    $     0.97    $     0.68
                                                          ----------    ----------    ----------
    Diluted earnings per share.........................   $     1.16    $     0.95    $     0.67
                                                          ----------    ----------    ----------

    As of December 31, 2003, options to purchase 103,272 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2004 to 2009, had exercise prices ranging from $15.00 to $17.00 per share.

    As of December 31, 2002, options to purchase 1,119,950 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2003 to 2012, had exercise prices ranging from $9.00 to $17.00 per share. The options were still outstanding at the end of 2002.

    As of December 31, 2001, options to purchase 426,487 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average price of the common shares. The options, which expire in 2004 to 2009, had exercise prices ranging from $13.50 to $17.00 per share.

10. Segment Information

    The Company operates in one business segment. It engages in the single line of business of developing and marketing one class of similar products for infants and toddlers distributed through the same channels. Within this operating segment, the Company had net sales of approximately $94,922,000, $91,653,000, and $84,046,000 related to The First Years brand sales and approximately $40,692,000, $42,739,000, and $41,738,000 related to licensed and specialty sales in 2003, 2002, and 2001, respectively.

                              THE FIRST YEARS INC.

    For marketing purposes, the Company's product line consists of three categories, Feeding & Soothing, Play & Discover, and Care & Safety. Net sales by product category for the year ended December 31 is as follows (in thousands):

    Product Category                              2003        2002        2001
    ----------------                            --------    --------    --------
    Feeding & Soothing.......................   $ 56,747    $ 51,065    $ 44,625
    Play & Discover..........................     29,723      34,003      33,962
    Care & Safety............................     49,144      49,323      47,197

    As of December 31, 2003 and 2002, the Company has $2,860,605 and $2,054,028,
respectively, of molds located in various foreign countries which are considered long-lived assets.

11. Selected Quarterly Financial Data (Unaudited)

    Selected quarterly financial data for the years ended December 31, 2003 and 2002 is as follows:

                                                                                  Basic        Diluted
                                                      Gross           Net        Earnings      Earnings
    Calendar Quarter                 Net Sales        Profit         Income     Per Share     Per Share
    ----------------                 ---------        ------         ------     ---------     ---------

    2003
      First...................      $33,886,704     $12,213,754    $2,291,958     $0.28         $0.28
      Second..................       33,944,876      12,100,128     2,042,815      0.25          0.24
      Third...................       32,525,660      12,665,632     2,954,066      0.36          0.35
      Fourth..................       35,256,777      13,186,146     2,492,984      0.30          0.29

    2002
      First...................      $33,310,840     $11,628,709    $2,148,780     $0.26         $0.25
      Second..................       34,766,239      12,370,713     2,188,033      0.27          0.26
      Third...................       33,955,088      11,759,045     2,211,854      0.27          0.26
      Fourth..................       32,359,320      10,351,279     1,389,048      0.17          0.17

    Basic and diluted earnings per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

                                   * * * * * *

                                                                     SCHEDULE II

                              THE FIRST YEARS INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2003, 2002, and 2001

                                                                    Additions
                                                      Balance,      Charged to
                                                    Beginning of    Costs and                           Balance
Description                                             Year        Expenses         Deductions       End of Year
-----------                                         ------------    ----------       ----------       -----------

Valuation Accounts Deducted from Assets
  to which they Apply--

     Allowance for doubtful accounts:
          2003...................................     $250,000      $  107,018       $  107,108(1)     $250,000
                                                      ========      ==========       ==========        ========
          2002...................................     $250,000      $  116,825       $  116,825(1)     $250,000
                                                      ========      ==========       ==========        ========
          2001...................................     $270,000      $1,217,405(2)    $1,237,405(1,2)   $250,000
                                                      ========      ==========       ==========        ========

     Allowance for obsolete inventory:
          2003...................................     $200,000      $  100,000       $        0        $300,000
                                                      ========      ==========       ==========        ========
          2002...................................     $200,000      $  150,000       $  150,000        $200,000
                                                      ========      ==========       ==========        ========
          2001...................................     $300,000      $        0       $  100,000        $200,000
                                                      ========      ==========       ==========        ========

----------
(1) Net accounts written off.

(2) Includes write-off of certain Kmart receivables of approximately $952,000.

                              THE FIRST YEARS INC.

                                  EXHIBIT INDEX

Exhibit                            Description
-------                            -----------

3.1.1     Restated Articles of Organization of the Company. Filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.1.2 Articles of Amendment to Restated Articles of Organization of the Company filed herewith.

3.2 By-laws of the Company. Filed as Exhibit (3)(ii) to the Company's annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1 Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2 Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N. A. Filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

10.1* Agreement with the Children's Television Workshop dated July 1, 1996 regarding the licensing of Sesame Street characters. Filed as Exhibit
          (10)(g) to the Company's annual report on Form 10-K for the period ended December 31, 1996 and incorporated herein by reference.

10.2* Letter agreement with Children's Television Workshop dated as of July 1, 1999 regarding the renewal of licensing of Sesame Street characters. Filed as Exhibit (10)(d) to the Company's annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

10.3* Letter agreement with Sesame Workshop dated July 1, 2001 regarding the renewal of licensing of Sesame Street characters. Filed as Exhibit
          10.3 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference.

10.4* Agreement with Disney Enterprises, Inc. dated as of August 1, 2000 relating to the licensing of Winnie the Pooh, Disney Classics and Disney Standard characters. Filed as Exhibit (10)(w) to the Company's quarterly report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

10.5 The First Years Inc. 2002 Amended and Restated Equity Incentive Plan, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.6 The First Years Inc. 2002 Amended and Restated Stock Option Plan for Directors, filed herewith, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.7 Letter Agreement between The First Years Inc. and Jerome M. Karp dated August 8, 1999. Filed as Exhibit (10)(v) to the Company's quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

10.8 Employment Agreement between The First Years Inc. and Ronald J. Sidman dated September 30, 1999. Filed as Exhibit (10)(u) to the Company's quarterly report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

10.9 Agreement between The First Years Inc. and Bruce Baron dated July 10, 1997. Filed as Exhibit (10)(p) to the Company's annual report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference.

Exhibit                            Description
-------                            -----------

10.10 Non-Compete Agreement between The First Years Inc. and Richard F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(m) to the Company's annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.11     Change of Control Agreement between The First Years Inc. and Richard
          F. Schaub Jr. dated August 29, 2000. Filed as Exhibit (10)(n) to the Company's annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.12 Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated September 28, 2000. Filed as Exhibit
          (10)(o) to the Company's annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.13 Promissory Note and Agreement between The First Years Inc. and Richard F. Schaub Jr. dated March 21, 2001. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.

10.14 Agreement between The First Years Inc. and James A. Connors, Jr. dated May 8, 2000. Filed as Exhibit (10)(p) to the Company's annual report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

10.15 Employee Contract between The First Years Inc. and John R. Beals dated September 30, 2002. Filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference.

10.16 Employee Contract between The First Years Inc. and Barry Boehme dated January 12, 2003, filed herewith, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended
          December 31, 2003 and incorporated herein by reference.

10.17* Consumer Products License -- Disney Properties, dated as of June 4, 2002, between the Company and Disney Enterprises, Inc. Filed as
          Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ending September 30, 2002 and incorporated herein by reference.

10.18 Change of Control Agreement between The First Years Inc. and Barry Boehme, dated January 21, 2004 and filed herewith.

10.19 Change of Control Agreement between The First Years Inc. and James Connors, Jr., dated January 21, 2004 and filed herewith.

10.20 Change of Control Agreement between The First Years Inc. and John Beals, dated January 21, 2004 and filed herewith.

10.21 Change of Control Agreement between The First Years Inc. and Bruce Baron, dated January 21, 2004 and filed herewith.

10.22 Change of Control Agreement between The First Years Inc. and Ron Cardone, dated January 21, 2004 and filed herewith.

10.23 Form of Indemnification Agreement dated February 5, 2004 between The First Years Inc. and each of the following Directors: Ronald Sidman, Richard Wenz, Walker Wallace, Fred Page, Benjamin Peltz, Evelyn Sidman, Lewis Weston, Beth Kaplan, and Kenneth Sidman, filed herewith.

14 The First Years Inc. -- Corporate Code of Conduct and Ethics, filed herewith.

21.1      List of Subsidiaries of the Registrant.

23.1      Consent of Deloitte & Touche LLP.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Confidential Treatment has been granted with respect to portions of this document by the Securities and Exchange Commission.