Form 10-K/A
period 2003-12-31
FIRST YEARS INC
filed 2004-04-29
CIK 55698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ______________

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

         Title of Each Class           Name of Exchange on Which Registered
                None                                   None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.10 PAR VALUE
                  (AND ASSOCIATED COMMON STOCK PURCHASE RIGHTS)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes |X| No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes |X| No  |_|

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

The number of shares of the Registrant's common stock outstanding on April 15, 2004 was 8,340,052.

Documents incorporated by reference: None

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of The First Years Inc. amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III.

                                    Part III

Item 10.  Directors and Executive Officers

      The following biographical descriptions set forth certain information with respect to the current directors and executive officers of The First Years Inc., or the Company, based on information furnished to the Company by the directors and executive officers.

Directors

      Ronald J. Sidman. Mr. Sidman, age 57, has been the President of the Company since January 1989 and the Chairman of the Board and Chief Executive Officer of the Company since March 1995.

      Beth J. Kaplan. Ms. Kaplan, age 46, is currently Executive Vice President and General Manager of Bath and Body Works, a Limited Brands company. In addition, she is a Managing Partner of Axcel Partners, LLC, a venture capital firm. Ms. Kaplan was, from 2001 to 2002, a consultant for Sylvan; from 2000 to 2001, Managing Director, Operations, of Internet Capital Group; from 1996 to 1999, Senior Executive Vice President of Rite Aid Corporation; and from 1981 to 1996, associated in various capacities with Procter & Gamble Co., most recently as President of its Noxell Division, the domestic cosmetics unit of Procter & Gamble Co.

      Fred T. Page. Mr. Page, age 57, held various positions with Southern New England Telecommunications Corporation (SNET), a subsidiary of SBC Inc., for 30 years, from 1969 to 1999. From January 1994 to March 1999, he served as President -- Network Services of SNET.

      Benjamin Peltz. Mr. Peltz, age 65, served as the Treasurer of the Company from May 1970 to January 1998 and as the Senior Vice President of the Company from January 1980 until June 1997 when he retired from the Company.

      Evelyn Sidman. Mrs. Sidman, age 90, a founding member of the Company, has held the position of Clerk of the Company for over five years.

      Kenneth R. Sidman. Mr. Sidman, age 58, was Vice President, Business & Technology Development at Saint-Gobain Performance Plastics Corp., formerly Norton Performance Plastics Corp., from 1997 until his retirement in September 2002. Mr. Sidman joined Saint-Gobain Performance Plastics Corp. in 1984, as Director, New Business Development, and from 1992 to 1997, he was Vice President, Marketing and New Business Development.

      Walker J. Wallace. Mr. Wallace, age 60, was with Procter & Gamble Co. for 30 years, from 1967 to 1997. He was made a Vice President of Procter & Gamble Co. in 1991 and served as Vice President-- Worldwide Strategic Planning for various core product categories (laundry and cleaning products, paper products and diapers) from 1993 to 1997.

      Lewis M. Weston. Mr. Weston, age 78, is a Retired Partner of Goldman, Sachs & Co., and was a Limited Partner of Goldman Sachs from 1978 to 1999. He was with Goldman Sachs from 1951 and was made a General Partner in 1967. He was Partner in Charge of the Syndicate Department from 1969 to 1978, a period during which he was also active with the National Association of Securities Dealers
(NASD), serving three years as a member of the NASD's Board of Governors. Currently, Mr. Weston is a board member of the Thai Prime Fund, Singapore, as well as a member of the International Advisory Board of Banco Finantia, Lisbon, Portugal.

Executive Officers who are not Directors

      Bruce Baron. Mr. Baron, age 43, has been the Company's Senior Vice President-- Operations since August 1997. Prior to joining the Company, he was Vice President of Operations at Crabtree & Evelyn from 1988 to July 1997.

      John R. Beals. Mr. Beals, age 49, has been the Company's Senior Vice President -- Finance since March 1998, the Company's Treasurer since January 1998, and also has been the Company's Chief Financial Officer since July 1997. From July 1997 to March 1998, he was the Company's Vice President -- Finance and from January 1990 to June 1997, Mr. Beals was the Company's Assistant Treasurer and Controller.

      Barrett C. Boehme. Mr. Boehme, age 48, has been the Company's Senior Vice President -- Marketing since February 2003. Prior to joining the Company, Mr. Boehme held various positions with Ocean Spray Cranberries, Inc. from 1978 to February 2003 including, most recently, Director of Marketing.

      Ronald T. Cardone. Mr. Cardone, age 48, has been the Company's Senior Vice President - Information Services since September 2003, and was the Company's Vice President - Information Services from September 2001 to September 2003. Prior to joining the Company, from May 2000 to September 2001, he was Vice President - Information Services for The Dorel Juvenile Group, and from November 1995 to April 2000, the Vice President - Consumer Products for Safety 1st, Inc.

      James A. Connors, Jr. Mr. Connors, age 47, has been the Company's Senior Vice President -- Product Development since May 2000. Prior to joining the Company, from July 1998 to May 2000 Mr. Connors was the Senior Vice President, Operations Engineering of Hasbro Global Operations, and from September 1994 to July 1998, Mr. Connors was the Vice President, Operations Engineering of Hasbro Manufacturing Services.

      Richard F. Schaub, Jr. Mr. Schaub, age 44, has been the Company's Senior Vice President -- Sales since October 2001 and was the Company's Executive Vice President of Marketing and Sales from October 2000 to October 2001. Prior to joining the Company, from September 1999 to September 2000, he was Managing Director of Maclaren USA Inc., a manufacturer of baby strollers; from September 1997 to March 1999, he was Senior Vice President, Marketing of Evenflo Company, Inc. and from September 1994 to September 1997, he was President of Priss Prints, Inc.

      The following family relationships exist between certain directors and/or executive officers of the Company:

      Evelyn Sidman is the mother of Ronald J. Sidman and Kenneth R. Sidman. Benjamin Peltz is the son-in-law of Mrs. Sidman and the brother-in-law of Messrs. Ronald J. Sidman and Kenneth R. Sidman.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from the Company's executive officers and directors, all required reports were filed during the fiscal year ended December 31, 2003.

Director Independence

      Our Board of Directors has determined that each of Messrs. Page, Wallace, Kaplan and Weston is an "independent director" in accordance with newly-adopted corporate governance rules of Nasdaq as a result of having no relationship with the Company other than (1) serving as a director and a Board of Directors committee member, (2) receiving related fees as disclosed in this Amendment No. 1 to Form 10-K and (3) having beneficial ownership of the Company's common stock as disclosed in this Amendment No. 1 to Form 10-K under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Audit Committee

      The Company has a standing Audit Committee. During the 2003 fiscal year the members of the Audit Committee were Lewis M. Weston (as Chairman), Fred T. Page, Walker J. Wallace and Richard E. Wenz. Mr. Wenz resigned from the Audit Committee effective March 16, 2004. The Audit Committee is comprised entirely of non-employee, independent members of our Board of Directors. Each of the members of the Audit Committee is independent as defined in the Nasdaq Listing Requirements. Our Board of Directors determined that Mr. Weston qualifies as the "audit committee financial expert" and is "independent" under the Securities Exchange Act of 1934, as amended, and the Nasdaq Listing Requirements.

Stockholder Nominations

      The Nominating Committee of the Board of Directors has established as part of its charter specific, minimum qualifications that it believes must be met by an individual in order to be considered for nomination by the Committee to the Company's Board of Directors. The Nominating Committee considers a broad range of qualitative factors in evaluating the make-up of the Company's Board of Directors, such as specialized skills, diversity, knowledge, expertise, business contacts and relationships, and the ability to commit appropriate time to the duties of a director, in order to address the perceived needs of the overall Board of Directors.

      The Nominating Committee's current policy is to review and consider any director candidates who have been recommended by stockholders in compliance with the procedures established from time to time by the Nominating Committee and the procedures established in the Company's Amended By-Laws. All stockholder recommendations for director candidates must be submitted to the Company's Clerk at One Kiddie Drive, Avon Massachusetts 02322, who will forward all recommendations to the Nominating Committee. All stockholder recommendations for director candidates must include the following information:

o the name and address of record of the stockholder making the recommendation, and the name and address of any other stockholders known by such stockholder to support the election of the proposed nominee;

o the class and number of shares of the Company which are beneficially owned by the stockholder making the recommendation and any other stockholder known by such stockholder to support the election of the proposed nominee;

o the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five (5) full fiscal years of the proposed director candidate;

o the consent of the proposed director candidate (1) to be named in the proxy statement relating to the annual meeting of stockholders and (2) to serve as a director if elected at such annual meeting; and

o any other information regarding the proposed director candidate that is required to be included in a proxy statement filed pursuant to the rules of the SEC.

Code of Ethics

      The Company has a Corporate Code of Conduct and Ethics, which applies to all of the Company's directors, officers and employees. A copy of the Corporate Code of Conduct and Ethics was attached as Exhibit 14 to the Company's Form 10-K filed with the SEC on March 15, 2004.

      The Company intends to disclose on its website any amendments to, or waivers of, the Code that apply to the Company's Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions that otherwise would be required to be disclosed in a Current Report on Form 8-K.

Item 11. Executive Compensation

                           Summary Compensation Table

      The following table sets forth the annual and long-term compensation for the fiscal years ended December 31, 2003, 2002 and 2001 paid or accrued by the Company to each of the following: (i) the Company's Chief Executive Officer; and
(ii) the Company's four other most highly compensated executive officers in the 2003 fiscal year (collectively, the "named executive officers").

                                                                                                                Long-Term
                                                          Annual Compensation                              Compensation Awards
                                                          -------------------                              -------------------

                                                                                          Restricted   Securities
                                                                           Other Annual      Stock     Underlying      All Other
  Name and Principal Position(s)    Year         Salary       Bonus(1)     Compensation    Awards(2)   Options(3)   Compensation(4)
  ------------------------------    ----         ------       -----        ------------    ---------   ----------   ---------------

Ronald J. Sidman                    2003        $408,800     $244,447              --            --      22,500        $56,244
Chairman of the Board               2002         397,516      198,137              --            --      33,648         53,557
   of Directors, Chief              2001         389,901       43,705              --            --      44,997         51,001
   Executive Officer and
   President

Richard F. Schaub, Jr.              2003         220,515       65,944              --            --       2,700         26,428
Senior Vice President -             2002         216,914       54,080              --            --       3,431         26,461
   Sales                            2001         215,954       12,121              --            --       9,359         19,132

James A. Connors, Jr.               2003         201,739       60,316              --            --       2,700         22,941
Senior Vice President -             2002         195,847       48,800              --            --       6,227         23,061
   Product Development              2001         190,543       10,679              --            --       8,246         19,132

Barrett C. Boehme                   2003         182,637       54,568              --      $139,500      20,000          6,803
Senior Vice President -             2002              --           --              --            --          --             --
   Marketing                        2001              --           --              --            --          --             --

John R. Beals                       2003         179,232       53,541              --            --       3,600         22,941
Senior Vice President -             2002         169,230       42,192              --            --       2,667         22,235
   Finance, Chief                   2001         169,415        9,617              --            --          --         19,132
   Financial Officer
   and Treasurer

----------
(1) Bonus amounts were earned by these individuals in fiscal years 2003, 2002 and 2001 under the Company's Annual Incentive Plan.

(2) Amount represents the dollar value, net of the consideration paid by the executive officer, of the restricted stock issued. The restricted stock award consists of 15,000 shares subject to time and performance-based vesting conditions over a three-year period. The restricted stock was granted pursuant to the Company's Equity Incentive Plan. As of December 31, 2003, none of the shares were vested (the value of the 15,000 unvested shares as of such date was $222,600, net of the consideration paid by the executive officer). Dividends are paid on all such shares of restricted stock.

(3) Amounts represent options to purchase shares of the Company's common stock granted pursuant to the Company's Equity Incentive Plan. See "Option/SAR Grants in the Last Fiscal Year" for more detailed information on such options.

(4) The amounts shown in this column for 2003 reflect: (i) payment of life insurance premiums of $28,296 and $1,700 made on behalf of Ronald J. Sidman and Richard F. Schaub, Jr., respectively, by the Company during the 2003 fiscal year; (ii) contributions in the amount of $22,941 made by the Company to the Company's defined contribution pension and 401(k) plans on behalf of each of Messrs. Sidman, Schaub, Beals and Connors and $6,803 on behalf of Mr. Boehme; and (iii) payment for disability insurance of $1,787 made on behalf of Richard F. Schaub, Jr. by the Company during the 2003 fiscal year. The amounts shown in this column for 2002 reflect (i) payment of life insurance premiums of $28,296 and $3,400 made on behalf of Ronald
      J. Sidman and Richard F. Schaub, Jr., respectively, by the Company during the 2002 fiscal year; and (ii) contributions in the amount of $23,061 made by the Company to the Company's defined contribution pension and 401(k) plans on behalf of each of Messrs. Sidman, Schaub and Connors, and $22,235 on behalf of Mr. Beals. The amounts shown in this column for 2001 reflect
      (i) payment of life insurance premiums of $31,869 made on behalf of Ronald
      J. Sidman by the Company during the 2001 fiscal year; and (ii) contributions in the amount of $19,132 made by the Company to the Company's defined contribution pension and 401(k) plans on behalf of each of Messrs. Sidman, Schaub, Connors and Beals, respectively.

                    Option/SAR Grants in the Last Fiscal Year

      The following table sets forth grants of stock options pursuant to the Company's Equity Incentive Plan during the 2003 fiscal year to the named executive officers reflected in the Summary Compensation Table above:

                                                             Individual Grants                       Potential Realizable
                                     -----------------------------------------------------------       Value at Assumed
                                                      % of Total                                        Annual Rates of
                                      Number of         Options                                           Stock Price
                                     Securities         Granted                                        Appreciation for
                                     Underlying           to             Exercise                       Option Term(2)
                                       Options         Employees        Price per     Expiration     --------------------
Name                                   Granted          in 2003          Share(1)        Date            5%        10%
----                                 ----------       ----------       -----------    ----------     ---------   --------

Ronald J. Sidman                       22,500**          17.0%           $10.26       3/20/2008       $63,780    $140,936
Richard F. Schaub, Jr.                  2,700*            2.0             10.26       3/20/2008         7,654      16,912
James A. Connors, Jr.                   2,700*            2.0             10.26       3/20/2008         7,654      16,912
Barrett C. Boehme                      20,000*           15.1              9.30       2/03/2008        56,693     125,277
John R. Beals                           3,600*            2.7             10.26       3/20/2008        10,205      22,550

** A non-qualified stock option.

* An incentive stock option.

(1) All stock options were granted in 2003 pursuant to the Company's Equity Incentive Plan. The exercise price of the incentive stock options granted to all the named executive officers and the exercise price of the non-qualified option granted to Mr. Sidman was equal to the fair market value (the closing sale price) of the Company's shares on the date of the grant. The options are generally exercisable in three equal annual installments beginning on the first anniversary of the date of grant. Options are not transferable except by will or by the laws of descent and distribution. The post-retirement exercise period for exercisable options is generally three months. Upon a "change of control" of the Company (as defined by the Company's Equity Incentive Plan), each outstanding stock option becomes immediately exercisable in full and remains exercisable until the expiration of the term of the option. The Company's Equity Incentive Plan defines a "change of control" of the Company as the occurrence of certain events, including the acquisition by a third party of 25% or more of the Company's outstanding voting stock, a change in the majority of the Board, a merger, consolidation, dissolution, or liquidation of the Company, or a sale of substantially all of the Company's assets, subject, in each case, to certain exceptions.

(2) In accordance with the rules of the SEC, the amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's common stock, the optionholder's continued employment through the option period and the date on which the options are exercised.

Option Exercises and Fiscal Year-End Option Values

      The following tables set forth information with respect to options to purchase the Company's common stock granted to each of the named executive officers under the Company's Equity Incentive Plan, including the number of unexercised options outstanding on December 31, 2003 and the value of such unexercised options on that date.

             Aggregated Option/SAR Exercises in Last Fiscal Year-End
                      and Fiscal Year-End Option/SAR Values

                                                                         Number of Shares                Value of Unexercised
                                                                      Underlying Unexercised           In-the-Money Options/SAR
                                   Shares                         Options/SAR at Fiscal Year-End         At Fiscal Year-End(2)
                                 Acquired on          Value       ------------------------------     -----------------------------
Name                             Exercise(#)       Realized(1)     Exercisable    Unexercisable       Exercisable    Unexercisable
----                             -----------       -----------    -------------   --------------     ------------    -------------

Ronald J. Sidman                       0              $0             193,546           59,931           $764,900        $235,800
Richard F. Schaub, Jr.                 0               0             103,383            8,107            608,700          38,100
James A. Connors, Jr.                  0               0              47,573            9,600            273,600          36,600
Barrett C. Boehme                      0               0                   0           20,000                  0         112,800
John R. Beals                          0               0              36,232            5,385            203,700          20,200

----------
(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the named executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2) Value is determined as the difference between the option exercise price and the fair market value at 2003 fiscal year end ($14.94 per share, which was the closing sale price of the Company's common stock on the Nasdaq National Market on December 31, 2003), multiplied by the number of shares underlying the option.

                            Compensation of Directors

      During 2003, we paid each director who is not an employee of the Company an annual retainer of $17,500 for Board service, plus attendance fees of $500 per meeting for each Board or Committee meeting attended telephonically and attendance fees of $1,050 per meeting for each Board or Committee meeting attended in person. The Board also paid $450 per meeting of additional attendance fees to the Chairs of each Board Committee.

      Upon election to the Board, each non-employee Board member receives a one-time award pursuant to the Stock Option Plan for Directors (the "Directors Plan") of an option for 10,000 shares that becomes exercisable in three equal annual installments commencing on the first anniversary of the date of grant. Each option is equal to the fair market value per share of the Company's common stock on the date of the grant. In addition, each non-employee director who serves on the Board receives an annual option to purchase 5,000 shares of the Company's common stock. This option is exercisable on the date of the grant. On May 15, 2003, Messrs. Page, Peltz, Kenneth Sidman, Wallace, Weston, and Wenz and Ms. Kaplan were granted options to purchase 5,000 shares of common stock at an exercise price of $11.91 per share.

      Mr. Peltz retired from the Company on June 30, 1997 and continues to serve as a director of the Company. He receives the same compensation as other non-employee directors of the Company and, in addition, receives coverage under the Company's group health plan and medical reimbursement plan so long as he is a director of the Company.

      Each option granted to directors in 2003 under the Directors Plan will expire 10 years after the date of grant. Following an individual's death, each vested option will remain exercisable for a period of one year but in no event beyond the tenth anniversary of the date of grant. Following any other termination, each vested option will remain exercisable for a period of up to three years but in no event beyond the tenth anniversary of the date of grant. In the event of any merger, consolidation, sale of substantially all of the Company's assets or dissolution or liquidation of the Company, all options outstanding under the Directors Plan that are not otherwise exercisable will become immediately exercisable at least 20 days prior to the effective date of such transaction.

                         Employment and Other Agreements

      Employment Agreement - Ronald J. Sidman

      The Company entered into an employment agreement with Ronald J. Sidman on September 30, 1999. The agreement provides that Mr. Sidman will continue to serve as Chairman of the Board, President and Chief Executive Officer for a five-year term, which is automatically renewed every five years, unless one of the parties gives timely notice to the other that he or it does not wish to renew the agreement. Mr. Sidman's base salary under the agreement for 2003 was $408,800, which may be increased from time to time in the discretion of the Compensation Committee. If the Compensation Committee does not increase Mr. Sidman's base salary in any fiscal year, his base salary will automatically be increased for such fiscal year by an amount equal to the average of the increases to his base salary for the three preceding fiscal years.

      Mr. Sidman participates in the Company's annual incentive cash compensation plans ("Annual Incentive Compensation") and all benefit plans provided to the Company's executive officers and employees in general ("Benefits"). The Company also pays the premiums on certain life insurance policies, the total face amount of which will not exceed $7,500,000, and the premiums on a long-term disability insurance policy.

      Mr. Sidman will receive a lump-sum severance payment if the Company terminates his employment for any reason, other than cause, or if he terminates his employment for good reason prior to a change of control of the Company. This lump-sum payment will be equal to the greater of (i) the sum of his then current base salary and the target Annual Incentive Compensation (which will not be less than the highest amount of his Annual Incentive Compensation for the three most recent fiscal years) that he would have received for the remainder of the five-year term then in effect; or (ii) three times the sum of his then current base salary and the highest amount of his Annual Incentive Compensation for the three most recent fiscal years. He will also continue to receive all Benefits, including the payment of premiums for life and disability insurance, for a period equal to the greater of the remainder of the five-year term then in effect or three years from the date of his termination. Mr. Sidman will also continue to participate in such medical benefits provided to him prior to termination until he is eligible for and entitled to coverage under Medicare. In addition, all his stock options will become immediately exercisable and may be exercised for an extended period. In consideration of such severance payments and benefits, Mr. Sidman will not compete with the Company for a three-year period following his termination.

      In the event of Mr. Sidman's disability or death, he or his estate will receive his then current base salary for a one-year period (less any disability insurance proceeds from policies paid for by the Company) and a pro-rata portion of any amount of his Annual Incentive Compensation earned prior to Mr. Sidman's disability or death. He will continue to participate in all Benefits for a one-year period in the event of his disability. His non-qualified stock options will continue to vest for a one-year period and all of his vested options may be exercised until the earlier of one year or the expiration date of the options.

      If the Company terminates Mr. Sidman's employment for any reason or if Mr. Sidman voluntarily terminates his employment for any reason within three years following a change of control, he will receive a lump sum amount equal to 2.99 times the sum of his then current base salary and the highest amount of his Annual Incentive Compensation in the three most recent fiscal years. He will continue to receive all Benefits, including the payment of premiums for life and disability insurance, for a three-year period and will continue to participate in such medical benefits provided to him prior to termination until he is eligible for and entitled to coverage under Medicare. His stock options will become immediately exercisable and all options will be exercisable until the earlier of the third anniversary date of the earlier of his termination or the expiration date of the options. In addition, if any payments made to Mr. Sidman in connection with a change of control could subject him to the excise tax imposed by Section 4999 of the Internal Revenue Code, he will receive a "gross-up" amount so as to place him in the same after-tax position he would have been in had such excise tax not applied.

      The Agreement defines good reason as any material breach of the agreement, including removal from his current positions, a diminution in compensation or benefits, and relocation. Cause is defined as willful and continuing failure to perform his duties or the willful engaging in conduct materially injurious to the Company. A finding of "cause" may only be determined by the affirmative vote of 75% of the members of the Board after Mr. Sidman has been provided notice of, and opportunity to, be heard by the Board prior to such finding. A "change of control" is defined as the occurrence of certain events, including the acquisition by a third party of 25% or more of the Company's outstanding voting stock, a change in a majority of the Board, or a merger, consolidation, dissolution or liquidation of the Company or a sale of substantially all of the Company's assets subject, in each case, to certain exceptions.

      Change of Control Agreement -- Richard F. Schaub, Jr.

      The Company also has a change of control agreement with Richard F. Schaub, Jr., on substantially the same terms as the change of control agreement described above relating to Mr. Sidman, except that the lump sum payment to Mr. Schaub would be the sum of two times his then current base salary and the highest amount of his Annual Incentive Compensation in the three most recent fiscal years; the Company would continue to pay Mr. Schaub his Benefits for a period of two years; and his stock options would be exercisable until the earlier of two years from his date of termination or the expiration date of the options.

      Change of Control Agreements - Other Named Executive Officers

      Each of the other named executive officers, John R. Beals, Barrett C. Boehme and James A. Connors, Jr., also has a change of control agreement with the Company. The change of control agreements with these executives provide that, if the Company terminates the executive's employment without cause or the executive terminates his employment for good reason within 24 months following a change of control, the executive will receive one and a half times the sum of
(1) the higher of the executive's annual base salary for the fiscal year in which the change of control occurred or in which his employment was terminated, plus (2) the higher of the executive's target annual bonus for the fiscal year in which the change of control occurred or in which his employment was terminated. After the date of termination and for a period of up to one year, the Company will pay health and dental insurance premiums to allow the executive and his family to receive substantially similar coverage as they received immediately prior to the termination of the executive's employment. If any payments made to such executive would constitute a "parachute payment" under
Section 280G of the Internal Revenue Code, then the amounts constituting a "parachute payment" which would otherwise be payable to the executive will be reduced to the extent necessary so that the reduced payments do not constitute a "parachute payment." Upon a change of control, the executive will no longer be subject to any post-termination non-competition or non-solicitation obligations.

      Non-Competition Agreements -- Named Executive Officers

      The Company also has agreements with Richard F. Schaub, Jr., John Beals, Barrett C. Boehme, and James A. Connors, Jr., which generally restrict such officers from engaging in any business competitive with the Company's business (as defined in the agreements) for a twelve month period following termination of employment for any reason (other than disability, voluntary termination by the employee or termination for cause as defined in the agreements), subject to severance payments to such officer equal to his annual base salary and benefits to be paid or provided over a twelve month period.

      Compensation Committee Interlocks and Insider Participation

      During 2003, the Compensation Committee consisted solely of non-employee directors, including Fred T. Page, Lewis M. Weston and Richard E. Wenz. Mr. Wenz retired from the Board of Directors and the Compensation Committee effective March 16, 2004. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, to the knowledge of the Company, certain information concerning the beneficial ownership of the common stock of the Company as of February 29, 2004 by each stockholder known by the Company to be
(i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director of the Company, (iii) each of the named executive officers listed in the Summary Compensation Table on page 5 who were serving as executive officers at the end of the 2003 fiscal year and (iv) all directors and current executive officers of the Company as a group:

                                                                                               No. of Shares     Percent
Name and Address                                                                               Beneficially        of
of Beneficial Owner                                                                              Owned(1)         Class
-------------------                                                                           -------------     -------
Neuberger Berman, Inc.................................................................            698,800 (2)     8.4%
Neuberger Berman, LLC
605 Third Avenue
New York, NY 10158-3698

Santa Monica Partners, L.P............................................................            693,458 (3)     8.3%
1865 Palmer Avenue
Larchmont, NY 10538

Liberty Wagner Asset Management, L.P. ................................................            641,000 (4)     7.7%
227 West Monroe Street, Suite 3000
Chicago, IL 60606

Ownership by Directors and Executive Officers*(5)

John R. Beals.........................................................................             60,354 (6)        *

Barrett C. Boehme.....................................................................              6,667 (7)        *

James A. Connors, Jr..................................................................             53,297 (8)       *

Beth J. Kaplan........................................................................             23,332 (9)       *

Fred T. Page..........................................................................             97,700 (10)    1.2%

Benjamin Peltz........................................................................            395,802 (11)    4.7%

Richard F. Schaub, Jr.................................................................            112,546 (12)    1.3%

Evelyn Sidman.........................................................................            336,800         4.0%

Kenneth R. Sidman.....................................................................            411,632 (13)    4.9%

Ronald J. Sidman......................................................................          1,327,429 (14)   15.9%

Walker J. Wallace.....................................................................             80,201 (15)       *

Lewis M. Weston.......................................................................             55,000 (16)       *

All directors and current executive officers as a group (14 persons)                            3,034,354 (17)   33.1%

----------
*     Represents less than one percent.

(1) The number of shares of common stock issued and outstanding on February 29, 2004 was 8,338,218 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on February 29, 2004, plus shares of common stock subject to options held by such person on February 29, 2004 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2) As reported on Schedule 13G filed with the SEC in February 2004, Neuberger Berman, LLC and Neuberger Berman Management Inc. are deemed to be beneficial owners of 707,000 shares of the Company's stock since they share voting and dispositive power over such shares with many of their unrelated clients (although the clients are the actual owners of the stock).

(3) As reported on Schedule 13D filed with the SEC by Lawrence J. Goldstein in December 2003, Lawrence J. Goldstein, President of SMP Asset Management LLC, the general partner of Santa Monica Partners, L.P., may be deemed to beneficially own 693,458 shares of the Company's stock.

(4) As reported on Schedule 13G filed with the SEC in February 2004; these shares have been acquired on behalf of discretionary clients of Liberty Wanger Asset Management, L.P., including Liberty Acorn Trust.

(5) The address of all individual directors and executive officers is c/o The First Years Inc., One Kiddie Drive, Avon, Massachusetts 02322.

(6) Includes 38,324 shares issuable to Mr. Beals pursuant to stock options exercisable within 60 days of February 29, 2004. Also includes 10 shares beneficially owned by each of Mr. Beals' wife and two children, as to which shares Mr. Beals disclaims beneficial ownership.

(7) Includes 6,667 shares issuable to Mr. Boehme pursuant to stock options exercisable within 60 days of February 29, 2004.

(8) Includes 53,297 shares issuable to Mr. Connors pursuant to stock options exercisable within 60 days of February 29, 2004.

(9) Includes 23,332 shares issuable to Ms. Kaplan pursuant to stock options exercisable within 60 days of February 29, 2004.

(10) Includes 78,000 shares issuable to Mr. Page pursuant to stock options exercisable within 60 days of February 29, 2004. Also includes 500 shares beneficially owned by each of Mr. Page's wife and two children, as to which shares Mr. Page disclaims beneficial ownership.

(11) Includes 48,000 shares issuable to Mr. Peltz pursuant to stock options exercisable within 60 days of February 29, 2004. Also includes 130,000 shares owned beneficially by Mr. Peltz's wife, Judith Peltz, who has sole voting and investment power over such shares. Mr. Peltz disclaims any beneficial interest in such shares.

(12) Includes 108,546 shares issuable to Mr. Schaub pursuant to stock options exercisable within 60 days of February 29, 2004.

(13) Includes 48,000 shares issuable to Mr. Sidman pursuant to stock options exercisable within 60 days of February 29, 2004.

(14) Includes 219,989 shares issuable to Mr. Sidman pursuant to stock options exercisable within 60 days of February 29, 2004. Also includes 49,486 shares owned beneficially by Mr. Sidman's wife, Marjorie Sidman, who has sole voting and investment power over such shares. Mr. Sidman disclaims any beneficial interest in such shares.

(15) Includes 73,201 shares issuable to Mr. Wallace pursuant to stock options exercisable within 60 days of February 29, 2004.

(16) Includes 48,000 shares issuable to Mr. Weston pursuant to stock options exercisable within 60 days of February 29, 2004.

(17) The total for all directors and executive officers as a group includes 816,950 shares issuable to the directors and officers pursuant to stock options exercisable within 60 days of February 29, 2004.


                      Equity Compensation Plan Information

         The following table summarizes information about the options, warrants and rights and other equity compensation under our equity plans as of December 31, 2003.

                                                                                                        Number of securities
                                             Number of securities to                                  remaining available for
                                                  be issued upon           Weighted-average         future issuance under equity
                                                     exercise             exercise price of              compensation plans
                                             of outstanding options,     outstanding options,     (excluding securities reflected
                                               warrants and rights       warrants and rights               in column (a))
               Plan Category                           (a)                       (b)                            (c)
-----------------------------------------    -----------------------     --------------------     -------------------------------
Equity compensation plans approved by
   security holders                                 1,355,711                   $10.87                        512,361
Equity compensation plans not approved by
   security holders                                        --                       --                             --
                                                    ---------                   ------                        -------
Total                                               1,355,711                   $10.87                        512,361
                                                    =========                   ======                        =======

Item 13. Certain Relationships and Related Transactions

      In September 2000, Richard F. Schaub, Jr., the Company's Senior Vice President - Sales, received a loan from the Company in the principal amount of $80,000. In addition, in March 2001, Mr. Schaub received a loan from the Company in the principal amount of $53,000, for payment of real estate brokerage fees incurred in the sale of his home, and closing and related costs incurred for the purchase of a new home. These loans bear interest at the prime rate charged by Citizens Bank of Massachusetts, as such rate may be adjusted from time to time, plus one percent (1%), per year. Pursuant to the terms of the loans, one-fifth of the principal amount of the loans, together with interest on such amount, shall be forgiven each calendar year on the anniversary date of Mr. Schaub's employment with the Company (for the $80,000 loan) or the anniversary date of the first payment (for the $53,000 loan), provided that Mr. Schaub is still employed by the Company on such anniversary dates. In the event that Mr. Schaub's employment with the Company is terminated within the five years following the start of his employment with the Company for any reason other than for cause, the outstanding principal and any accrued interest under the notes shall be forgiven on that date of termination. In the event that Mr. Schaub voluntarily terminates his employment with the Company, or the Company terminates Mr. Schaub's employment for cause, then the principal balance outstanding under the notes shall be immediately due and payable, but any accrued interest shall be forgiven. As of March 31, 2004, the principal outstanding balances under the September 2000 and March 2001 notes are $32,000 and $21,200, respectively.

Item 14. Principal Accountants Fees and Services

      Deloitte & Touche LLP served as the Company's independent accountants for the fiscal year ended December 31, 2003. Consistent with the Sarbanes-Oxley Act of 2002 and the Nasdaq Listing Requirements, the Company's Audit Committee has the sole authority to appoint, retain, terminate and determine the compensation of our independent accountants. Pursuant to this authority, Deloitte & Touche has been appointed by the Audit Committee to serve as the Company's independent accountants for the fiscal year ended December 31, 2004. Aggregate fees for professional services rendered by Deloitte & Touche for the years ended December 31, 2003 and 2002 were as follows:

                                                       2003               2002
                                                     --------           --------
Audit Fees                                           $213,000           $177,000

Audit-Related Fees                                     31,000             20,000

Tax Fees                                              125,000             92,000

All Other Fees                                              0              7,000
                                                     --------           --------

Total                                                $369,000           $296,000
                                                     ========           ========

      Audit Fees. Audit of the Company's annual financial statements for the year ended December 31, 2003, review of the Company's Quarterly Reports on Form 10-Q filed during the year ended December 31, 2003 and advisory services on accounting pronouncements

      Audit-Related Fees. Audit of the Company's defined contribution and 401K plans and advisory services related to implementation of the Sarbanes-Oxley Act.

      Tax Fees. Tax services and consultation regarding tax compliance, tax planning, and settlement of a state tax matter.

      All Other Fees. Consultation regarding compliance with German accounting rules, for the fiscal year ended December 31, 2002.

      Auditor Fees Policy. Annually, the Audit Committee pre-approves audit and non-audit planned services to be rendered by Deloitte & Touche. During the course of the year, the Chairman of the Committee has the authority to pre-approve requests for services $10,000 or below which were not approved in the annual pre-approval process.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE FIRST YEARS INC.


                                    By: /s/ Ronald J. Sidman
                                        --------------------------
                                        Ronald J. Sidman
                                        Chief Executive Officer, Chairman of the
                                        Board of Directors, and President


Date: April 29, 2004