Form 10-Q
period 2004-03-31
FIRST YEARS INC
filed 2004-05-10
CIK 55698

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from _____________ to _______________.

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

      Yes |X|     No |_|

      The number of shares of Registrant's common stock outstanding on May 7, 2004 was 8,346,052.

                              THE FIRST YEARS INC.

                                      INDEX


                                                                           Page

PART I - FINANCIAL INFORMATION:
Condensed Consolidated Balance Sheets..................................       1
Condensed Consolidated Statements of Income............................       2
Condensed Consolidated Statements of Cash Flows........................       3
Notes to Condensed Consolidated Financial Statements...................     4-5
Management's  Discussion and Analysis of Financial Condition
   and Results of Operations...........................................     6-8
Quantitative and Qualitative Disclosure about Market Risk..............       9
Controls and Procedures................................................       9

PART II - OTHER INFORMATION:
Other Information......................................................   10-11
SIGNATURES.............................................................      12
EXHIBIT INDEX..........................................................      13
CERTIFICATIONS.........................................................   14-16

                              THE FIRST YEARS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,      December 31,
                                                                    2004            2003
                                                                ------------     ------------
                                                                  (Unaudited)

                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...............................    $ 25,742,856     $ 24,730,265
   Accounts receivable, net ................................      25,403,231       25,891,057
   Inventories .............................................      19,715,939       20,298,164
   Prepaid expenses and other assets .......................       2,164,470          801,566
   Deferred tax assets .....................................       2,157,200        2,157,200
                                                                ------------     ------------
         Total current assets ..............................      75,183,696       73,878,252
                                                                ------------     ------------
PROPERTY, PLANT, AND EQUIPMENT:
   Land ....................................................         167,266          167,266
   Building and improvements ...............................       6,798,774        6,798,774
   Machinery and molds .....................................      10,476,308       10,075,203
   Furniture and equipment .................................       8,888,671        8,795,739
                                                                ------------     ------------
         Total .............................................      26,331,019       25,836,982
   Less accumulated depreciation ...........................      15,765,313       15,050,479
                                                                ------------     ------------
         Property, plant, and equipment - net ..............      10,565,706       10,786,503
                                                                ------------     ------------
TOTAL ASSETS ...............................................    $ 85,749,402     $ 84,664,755
                                                                ============     ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ...................    $ 15,874,978     $ 14,788,716
   Accrued royalty expenses ................................       1,195,132        1,431,051
   Accrued selling expenses ................................       1,250,924        3,107,430
                                                                ------------     ------------
         Total current liabilities .........................      18,321,034       19,327,197
                                                                ------------     ------------
DEFERRED TAX LIABILITY .....................................       1,391,900        1,391,900
                                                                ------------     ------------
STOCKHOLDERS' EQUITY:
   Common stock ............................................       1,095,314        1,094,497
   Paid-in-capital .........................................      11,193,764       11,073,595
   Retained earnings .......................................      84,159,981       82,091,793
   Deferred Compensation ...................................         (85,250)         (96,875)
Less treasury stock at cost, 2,614,364 and 2,607,620  shares
   as of March 31, 2004 and December 31, 2003, respectively      (30,327,341)     (30,217,352)
                                                                ------------     ------------
   Total stockholders' equity ..............................      66,036,468       63,945,658
                                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................    $ 85,749,402     $ 84,664,755
                                                                ============     ============

     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                         2004            2003
                                                     -----------     -----------

NET SALES ......................................     $37,133,250     $33,886,704
COST OF PRODUCTS SOLD ..........................      23,617,740      21,672,950
                                                     -----------     -----------
GROSS PROFIT ...................................      13,515,510      12,213,754
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...       9,389,651       8,381,837
                                                     -----------     -----------
OPERATING INCOME ...............................       4,125,859       3,831,917
INTEREST INCOME ................................          50,521          52,741
                                                     -----------     -----------
INCOME BEFORE INCOME TAXES .....................       4,176,380       3,884,658
PROVISION FOR INCOME TAXES .....................       1,607,900       1,592,700
                                                     -----------     -----------
NET INCOME .....................................     $ 2,568,480     $ 2,291,958
                                                     ===========     ===========
BASIC EARNINGS PER SHARE .......................     $      0.31     $      0.28
                                                     ===========     ===========
DILUTED EARNINGS PER SHARE .....................     $      0.29     $      0.28
                                                     ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                   2004             2003
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................    $  2,568,480     $  2,291,958
  Adjustments  to reconcile net income to net cash provided
  by (used for) operating activities:
     Depreciation .........................................         714,771          698,083
     Stock compensation expense ...........................          11,625                0
     Provision for doubtful accounts ......................         (65,947)           7,477
  Increase (decrease) arising from working capital items:
     Accounts receivable ..................................         553,773         (987,958)
     Inventories ..........................................         582,225          450,124
     Prepaid expenses and other assets ....................      (1,361,204)         770,180
     Accounts payable and accrued expenses ................       1,086,262       (2,272,557)
     Accrued royalties ....................................        (235,919)        (956,277)
     Accrued selling expense ..............................      (1,856,506)      (1,786,904)
                                                               ------------     ------------
Net cash provided by (used for) operating activities ......       1,997,560       (1,785,874)
                                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Expenditures for property, plant, and equipment ......        (493,973)        (392,677)
                                                               ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividend ........................................        (500,293)               0
     Common stock issued under stock option plans .........           9,297          121,831
     Purchase of treasury stock ...........................               0          (93,234)
                                                               ------------     ------------
Net cash (used for) provided by financing activities ......        (490,996)          28,597
                                                               ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........       1,012,591       (2,149,954)
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............      24,730,265       21,989,782
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................    $ 25,742,856     $ 19,839,828
                                                               ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
        Income taxes ......................................    $  1,439,379     $  2,059,627
                                                               ============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
        Exercise of stock options through delivery of
           previously owned shares ........................    $    109,989     $          0
                                                               ============     ============

     See accompanying notes to condensed consolidated financial statements.

                              THE FIRST YEARS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1. Basis of Presentation -- Amounts in the accompanying balance sheet as of December 31, 2003 are condensed from the Company's audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the periods ended March 31, 2004 and 2003. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

      Stock-Based Compensation -- Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock options and other stock-based compensation plans.

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

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each of the Company's options is calculated using the Binomial option-pricing model.

                                                                  2004          2003
                                                               ----------    ----------

      Net Income - as reported .............................   $2,568,480    $2,291,958

      Add: Stock-based compensation expense included
         in reported net income, net of tax ................        7,149             0
      Less: Stock-based employee compensation expense
         determined under fair value based method,
         net of tax ........................................     (240,865)     (279,786)
                                                               ----------    ----------
      Net income - pro forma ...............................   $2,334,764    $2,012,172
                                                               ==========    ==========

      Earnings per share
      Basic - as reported ..................................   $     0.31    $     0.28
      Basic - pro forma ....................................   $     0.28    $     0.24
      Diluted - as reported ................................   $     0.29    $     0.28
      Diluted - pro forma ..................................   $     0.27    $     0.24

      2. Common Stock - The Company has 50,000,000 authorized shares of $.10 par value common stock with 10,953,142 and 10,944,970 shares issued and 8,338,778 and 8,337,350 shares outstanding as of March 31, 2004 and December 31, 2003, respectively.

      3. Earnings Per Share - Computation of earnings per share ("EPS") is as follows:

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------

      Weighted Average Shares Outstanding ............    8,337,909    8,219,370
      Effect of Dilutive Shares ......................      383,012       97,672
                                                         ----------   ----------
      Weighted Average Diluted Shares Outstanding ....    8,720,921    8,317,042
                                                         ==========   ==========
      Net Income .....................................   $2,568,480   $2,291,958
                                                         ==========   ==========
      Basic Earnings Per Share .......................   $     0.31   $     0.28
                                                         ==========   ==========
      Diluted Earnings Per Share .....................   $     0.29   $     0.28
                                                         ==========   ==========

Options to purchase 6,000 shares of common stock for the three months ended March 31, 2004 were not included in the computation of diluted EPS for that period because the exercise prices of those options were greater than the average market price of the Company's common stock. Options to purchase 821,493 shares of common stock for the three months ended March 31, 2003 were not included in the computation of diluted EPS for that period because the exercise prices of those options were greater than the average market price of the Company's common stock.

      4. Derivative Instruments -- From time to time, the Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency risks on future cash flows emanating from sales denominated in foreign currencies and the receipt of cash from such transactions. It is the Company's policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.

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

During the three months ended March 31, 2004, the Company did not enter into any currency contracts and therefore did not reclassify any amount into results of operations. During the three months ended March 31, 2003, the Company reclassified $39,034, net of tax into results of operations.

      5. Comprehensive Income -- Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

                                                                  2004         2003
                                                               ----------   ----------

      Net Income ...........................................   $2,568,480   $2,291,958
      Other comprehensive loss, net of tax:
         Net change in fair value of cash flow hedges ......            0     (118,696)
         Amounts reclassified into results of operations ...            0       39,034
                                                               ----------   ----------
      Comprehensive Income .................................   $2,568,480   $2,212,296
                                                               ==========   ==========

      6. Borrowings & Line of Credit -- During the first three months of 2004 and 2003, the Company did not borrow against its $10,000,000 unsecured line of credit established with a bank.

      7. Concentrations & Export Sales -- The Company derives sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first three months of 2004 and 2003, net sales of The First Years brand products were approximately $26,772,473 and $22,578,000, respectively, while net sales derived from license and specialty products amounted to approximately $10,329,000 and $11,309,000 in the first three months of 2004 and 2003, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $4,978,000 and $4,660,000 during the first three months of 2004 and 2003, respectively.

                                   THE FIRST YEARS INC.

Part I, Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

      Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, are confident, estimate and similar expressions, which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include, but are not limited to, trends in sales of The First Years Brand(R) and licensed products including the effect of reduced economic activity, continued success of new Disney character refreshed graphics, continued maintenance of favorable license arrangements, continued success of market research identifying new product opportunities, successful introduction of new products, continued product innovation, the success of new enhancements to the Company's brand image, growth in domestic and international sales, ability to attract and retain key personnel, sales and earnings results, and general economic conditions affecting consumer spending, including uncertainties relating to global political conditions, such as terrorism and the conflict in Iraq. Information with respect to risk factors is contained in the Company's most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not intend to update any of the forward looking statements after the date of this Report to conform these statements to actual results or changes in our expectations, except as required by law.

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

      Revenue Recognition -- In accordance with Staff Accounting Bulletin No. 104, we recognize revenue when products are shipped or delivered and substantial risks of ownership transfer to the customer, a firm sales agreement is in place, and collectibility of the fixed or determinable sales price is reasonably assured. Common to our industry, customers may be authorized to return selected products and we reduce sales and accounts receivable for actual returns and estimate future returns based on historical trends and information available to us, including the pattern of returns immediately following the reporting period. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

A. Results of Operations - First Quarter of 2004 Compared with First Quarter of 2003

Net Sales

      Consolidated net sales for the first quarter of 2004 was $37.1 million, an increase of $3.2 million or 10%, as compared to net sales of $33.9 million in the first quarter of 2003. Domestic sales increased 10% and international sales increased 7% compared to the same period in 2003. This increase is due to our continued focus on key customers in principal markets. In the first quarter of 2004, net sales of The First Years brand products increased 19% primarily due to the introduction and expansion of key product programs. Net sales of licensed and specialty products decreased by 9% primarily due to the timing of promotional activities and product distribution.

      Net sales of The First Years brand products increased to 72% in the first quarter of 2004 from approximately 67% in the first quarter of 2003, due principally to key product program successes. As a percentage of net sales, sales of licensed and specialty products decreased to 28% in the first quarter of 2004 from approximately 33% in the comparable period of 2003. International net sales as a percentage of total net sales decreased slightly at 13% in the first quarter of 2004 compared to 14% in the same period of 2003.

Cost of Sales and Gross Profit

      Cost of products sold in the first quarter of 2004 was $23.6 million, an increase of $1.9 million or 9%, as compared to $21.7 million in the comparable period of 2003. As a percentage of net sales, cost of products sold and gross profit in the first quarter of 2004 remained consistent at 64% and 36%, respectively, compared to the first quarter of 2003.

Selling, General, and Administrative Expenses

      Selling, general, and administrative expenses in the first quarter of 2004 were $9.4 million, an increase of $1.0 million or 12%, as compared to $8.4 million in the first quarter of 2003. As a percentage of net sales, selling, general, and administrative costs remained consistent at approximately 25%. The dollar increase in selling, general, and administrative expenses was primarily due to increased legal costs associated with patent and strategic alternative activities and increased marketing and product development costs.

Net Income

      Net income for the first quarter of 2004 increased 12% to $2.6 million or $0.29 per diluted share, compared with $2.3 million or $0.28 per diluted share in the comparable period of 2003. As a percentage of net sales, net income increased slightly from 6.8% to 6.9% in the first quarter of 2004. The increase in net income is a result of improved net sales partially offset by increased cost of goods sold, selling, general, and administrative expenses and income tax costs. Income tax expense as a percentage of pretax income was 38.5% in the first quarter of 2004 compared to 41.0% in the comparable period of 2003. This decrease reflects the impact of the Company's 2003 state tax rate planning initiatives.

B. Financial Condition

      Consolidated assets of $ 85.7 million at March 31, 2004 were $1.0 million higher than at December 31, 2003.

      Our cash and cash equivalents increased by $1.0 million at March 31, 2004, from $24.7 million at December 31, 2003. The increase resulted primarily from $2.0 million provided by operating activities, offset by $0.5 million used for investing and $0.5 million used for financing activities.

      Net cash of $2.0 million provided by operating activities consisted primarily of $3.4 million from net income adjusted for non-cash items, offset by $1.4 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in prepaids and accounts payable offset by a decrease in accounts receivables, inventories, accrued royalty expense and accrued selling expense. Days sales outstanding were 63 for the quarter ended March 31, 2004 and 64 for the year ended December 31, 2003. The decrease in days sales outstanding is primarily attributable to a decrease in accounts receivable for the quarter ended March 31, 2004 as compared to the year ended December 31, 2003. Inventory turns were
1.2 for the quarter ended March 31, 2004 and 1.4 for the comparable period in 2003.

      Net cash of $0.5 million used in investing activities resulted from capital expenditures. Capital expenditures for the quarter ended March 31, 2004 consisted primarily of additions to machinery and molds for new production molds.

      Net cash of $0.5 million was used by financing activities consisting of primarily a cash dividend and purchase of treasury stock slightly offset by proceeds on the issuance of common stock under our stock option plans.

      Estimated uses of cash for the full year of 2004 include capital expenditures for building and improvements, machinery and molds, and equipment of approximately $3 - 4 million. We expect to fund expenditures for capital requirements as well as liquidity needs from available cash balances and internally generated funds. We have an unsecured line of credit of $10 million, which is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. For the quarter ended March 31, 2004 we had no borrowings under the line of credit and as of December 31, 2003 there were no balances outstanding.

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

Foreign Currency Market Risk

      Our international operations are subject to certain opportunities and risks, including currency fluctuations. In the quarter ended March 31, 2004, our international sales accounted for 13% of total net sales. The value of the United States dollar affects our financial results, and changes in exchange rates may affect our revenues, gross margins, operating expenses, and retained earnings as expressed in United States dollars. From time to time, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British Pound, and the Canadian Dollar. We also attempt to minimize currency exposure risk through working capital management.

Interest Rate Risks

      Changes in interest rates affect interest income earned on the Company's cash equivalents and short-term investments, composed primarily of U.S. treasury obligations and short-term money market instruments. We do not attempt to reduce or eliminate our market exposure to changes in interest rates in the U.S. or in international operations.

      Also see the Company's disclosure regarding Market Risk in Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC.

Part I, Item 4.

Controls and Procedures

      We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

      9(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

Item 2: Changes in Securities and Use of Proceeds

      The following table contains information about the Company's purchases of equity securities during the first quarter of 2004:

                                                                                   Total Number of      Approximate Dollar
                                                                                   Shares Purchased      Value of Shares
                                                                                     as Part of a        that May Yet Be
                                               Total Number of    Average Price   Publicly Announced     Purchased Under
      Period                                 Shares Purchased(1)  Paid Per Share        Program           the Program(2)

      February 18, 2004 ....................        6,744             $16.31               0                 $4,000,000

      (1) The Company acquired 6,744 shares of its common stock during the first three months of 2004 through delivery of mature shares by an employee for exercise of stock options.
      (2) In October 1998, the Company announced the adoption of a stock repurchase program, and in October 2000, the Company announced an extension of this program. Pursuant to the stock repurchase program, the Company may purchase up to $20,000,000 shares of common stock. The repurchase program is not subject to a set expiration date. No repurchase program has expired or has been terminated during the period covered by the table.

Item 3: Defaults Upon Senior Securities

      Not Applicable

Item 4: Submission of Matters to a Vote of Securityholders.

      No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the three months ended March 31, 2004.

Item 5:

      Not Applicable

Item 6: Exhibits and Reports on Form 8-K

      (a)   Exhibits -- The following exhibits are filed as part of this Report:

            3.1   Restated Articles of Organization of the Company. Filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form S-1on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

            3.2 Articles of Amendment to Restated Articles of Organization of the Company. Filed as Exhibit 3.1.2 to the Company's annual report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

            3.3 By-laws of the Company. Filed as Exhibit (3)(ii) to the Company's annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

            4.1 Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

            4.2 Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A on November 20,2001 and incorporated herein by reference.

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            During the first quarter of 2004, the Company filed the following reports on Form 8-K.

            Item 5. Other Items:

                  On January 6, 2004, the Company filed a Current Report on Form 8-K, dated the same date, regarding its press release reporting that the Company had retained Goldman Sachs to explore strategic alternatives.

                  On March 1, 2004, the Company "furnished" a Current Report on Form 8-K, dated the same date, regarding its earnings press release for the quarter ended December 31, 2003.

                  On March 1, 2004, the Company filed a Current Report on Form 8-K, dated the same date, regarding its press release announcing a quarterly cash dividend.

                  On March 16, 2004, the Company filed a Current Report on Form 8-K, dated the same date, regarding its press release announcing that Richard E. Wenz resigned from the Board of Directors.

                              THE FIRST YEARS INC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE FIRST YEARS INC.
                                          Registrant
Date 5/10/04
                                          By: /s/ John R. Beals
                                          ---------------------
                                          John R. Beals,
                                          Senior Vice President and Treasurer,
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)

THE FIRST YEARS INC.

EXHIBIT INDEX


   Exhibit                               Description
-------------   ----------------------------------------------------------------
      3.1       Restated Articles of Organization of the Company. Filed as
                Exhibit 3.1 to the Company's Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

      3.2 Articles of Amendment to Restated Articles of Organization of the Company. Filed as Exhibit 3.1.2 to the Company's annual report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

      3.3 By-laws of the Company. Filed as Exhibit (3)(ii) to the Company's annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

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

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002