Form 10-Q
period 2004-06-30
FIRST YEARS INC
filed 2004-08-09
CIK 55698

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of Registrant’s common stock outstanding on July 31, 2004 was 8,355,770.

THE FIRST YEARS INC.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,669,223	$24,730,265
Accounts receivable, net	25,452,409	25,891,057
Inventories	20,564,788	20,298,164
Prepaid expenses and other assets	824,938	801,566
Deferred tax assets	2,157,200	2,157,200

Total current assets	74,668,558	73,878,252

PROPERTY, PLANT, AND EQUIPMENT:
Land	167,266	167,266
Building and improvements	6,798,774	6,798,774
Machinery and molds	10,954,160	10,075,203
Furniture and equipment	9,184,034	8,795,739

Total	27,104,234	25,836,982
Less accumulated depreciation	16,489,664	15,050,479

Property, plant, and equipment – net	10,614,570	10,786,503

TOTAL ASSETS	$85,283,128	$84,664,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,066,515	$14,788,716
Accrued royalty expenses	1,200,000	1,431,051
Accrued selling expenses	1,716,452	3,107,430

Total current liabilities	16,982,967	19,327,197

DEFERRED TAX LIABILITY	1,391,900	1,391,900

STOCKHOLDERS’ EQUITY:
Common stock	1,096,338	1,094,497
Paid-in-capital	11,269,134	11,073,595
Retained earnings	84,943,755	82,091,793
Deferred Compensation	(73,625)	(96,875)
Less treasury stock at cost, 2,614,364 and 2,607,620 shares as of June 30, 2004 and December 31, 2003, respectively	(30,327,341)	(30,217,352)

Total stockholders’ equity	66,908,261	63,945,658

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,283,128	$84,664,755

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET SALES	$36,944,732	$33,944,876	$74,077,982	$67,831,580
COST OF PRODUCTS SOLD	23,370,687	21,844,748	46,988,427	43,517,698

GROSS PROFIT	13,574,045	12,100,128	27,089,555	24,313,882
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	9,657,747	8,977,173	19,047,398	17,359,010

OPERATING INCOME	3,916,298	3,122,955	8,042,157	6,954,872
MERGER-RELATED COSTS (NOTE 8)	1,151,563	0	1,151,563	0
INTEREST INCOME	44,958	40,860	95,479	93,601

INCOME BEFORE INCOME TAXES	2,809,693	3,163,815	6,986,073	7,048,473
PROVISION FOR INCOME TAXES	1,525,100	1,121,000	3,133,000	2,713,700

NET INCOME	$1,284,593	$2,042,815	$3,853,073	$4,334,773

BASIC EARNINGS PER SHARE	$0.15	$0.25	$0.46	$0.53

DILUTED EARNINGS PER SHARE	$0.15	$0.24	$0.44	$0.52

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,853,073	$4,334,773
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	1,439,120	1,410,443
Stock compensation expense	23,250	0
Provision for doubtful accounts	(69,019)	90,649
Increase (decrease) arising from working capital items:
Accounts receivable	507,667	(2,150,719)
Inventories	(266,624)	(1,769,058)
Prepaid expenses and other assets	(23,372)	801,512
Accounts payable and accrued expenses	(714,601)	(5,065,309)
Accrued royalties	(231,051)	(90,073)
Accrued selling expense	(1,390,978)	(1,339,283)

Net cash provided by (used for) operating activities	3,127,465	(3,777,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant, and equipment	(1,267,187)	(893,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend	(1,001,112)	(495,070)
Common stock issued under stock option plans	79,792	620,869
Purchase of treasury stock	0	(93,234)

Net cash (used for) provided by financing activities	(921,320)	32,565

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	938,958	(4,637,860)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,730,265	21,989,782

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,669,223	$17,351,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$3,703,445	$3,098,627

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Exercise of stock options through delivery of previously owned shares	$109,989	$0

See accompanying notes to condensed consolidated financial statements.

THE FIRST YEARS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation — Amounts in the accompanying balance sheet as of December 31, 2003 are condensed from the Company’s audited balance sheet as of that date. All other condensed financial statements are unaudited but, in the opinion of the Company, contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the periods ended June 30, 2004 and 2003. Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,
	2004	2003
Net Income - as reported	$1,284,593	$2,042,815
Add: Stock-based compensation expense included in reported net income, net of tax	7,149	0
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(146,740)	(483,645)

Net income - pro forma	$1,145,002	$1,559,170

Earnings per share
Basic - as reported	$0.15	$0.25
Basic - pro forma	$0.14	$0.19
Diluted - as reported	$0.15	$0.24
Diluted - pro forma	$0.13	$0.18

	Six Months Ended June 30,
	2004	2003
Net Income - as reported	$3,853,073	$4,334,773
Add: Stock based compensation expense included in reported net income, net of tax	14,299
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(387,606)	(763,431)

Net income - pro forma	$3,479,766	$3,571,342

Earnings per share
Basic - as reported	$0.46	$0.53
Basic - pro forma	$0.42	$0.43
Diluted - as reported	$0.44	$0.52
Diluted - pro forma	$0.40	$0.43

2. Common Stock - The Company has 50,000,000 authorized shares of $.10 par value common stock with 10,963,383 and 10,944,970 shares issued and 8,349,019 and 8,337,350 shares outstanding as of June 30, 2004 and December 31, 2003, respectively.

3. Earnings Per Share - Computation of earnings per share (“EPS”) is as follows:

	Three Months Ended June 30,
	2004	2003
Weighted Average Shares Outstanding	8,345,215	8,242,217
Effect of Dilutive Shares	421,701	190,245

Weighted Average Diluted Shares Outstanding	8,766,916	8,432,462

Net Income	$1,284,593	$2,042,815

Basic Earnings Per Share	$0.15	$0.25

Diluted Earnings Per Share	$0.15	$0.24

	Six Months Ended June 30,
	2004	2003
Weighted Average Shares Outstanding	8,341,519	8,230,856
Effect of Dilutive Shares	399,162	143,959

Weighted Average Diluted Shares Outstanding	8,740,681	8,374,815

Net Income	$3,853,073	$4,334,773

Basic Earnings Per Share	$0.46	$0.53

Diluted Earnings Per Share	$0.44	$0.52

All options to purchase shares of common stock for the three months and the six months ended June 30, 2004 were included in the computation of diluted EPS because the exercise prices of those options were less than the average market price of the Company’s common stock. Options to purchase 576,389 shares of common stock for the three months ended June 30, 2003 and options to purchase 698,941 shares of common stock for the six months ended June 30, 2003 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the Company’s common stock.

4. Derivative Instruments — From time to time, the Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency risks on future cash flows emanating from sales denominated in foreign currencies and the receipt of cash from such transactions. It is the Company’s policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.

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

During the six months ended June 30, 2004, the Company did not enter into any forward exchange currency contracts and therefore did not reclassify any amount into results of operations.

5. Comprehensive Income — Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,
	2004	2003
Net Income	1,284,593	2,042,815
Other comprehensive loss, net of tax:
Net change in fair value of cash flow hedges	0	(159,461)
Amounts reclassified into results of operations	0	49,097

Comprehensive Income	$1,284,593	$1,932,451

	Six Months Ended June 30,
	2004	2003
Net Income	3,853,073	4,334,773
Other comprehensive loss, net of tax:
Net change in fair value of cash flow hedges	0	(278,157)
Amounts reclassified into results of operations	0	88,131

Comprehensive Income	$3,853,073	$4,144,747

6. Borrowings & Line of Credit — During the first six months of 2004 and 2003, the Company did not borrow against its $10,000,000 unsecured line of credit established with a bank.

7. Concentrations & Export Sales — The Company derives sales from products carrying The First Years brand as well as products sold under licensing agreements. During the first six months of 2004 and 2003, net sales of The First Years brand products were approximately $53,137,000 and $46,648,000, respectively, while net sales derived from license and specialty products amounted to approximately $20,941,000 and $21,184,000 in the first six months of 2004 and 2003, respectively. Net export sales, primarily to Europe, Canada, South America, and the Pacific Rim, were approximately $11,124,000 and $9,803,000 during the first six months of 2004 and 2003, respectively.

8. Pending Merger – On June 4, 2004, the Company, RC2 Corporation, and RBVD Acquisition Corp., a wholly-owned subsidiary of RC2 Corporation (“RBVD”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provides for the merger of RBVD with and into the Company, with the Company being the surviving corporation (the “Merger”). Under the Merger Agreement, upon consummation of the Merger, each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger will be converted automatically into the right to receive $18.60 in cash, without interest. The Merger is subject to approval by the Company’s shareholders and other certain closing conditions. A meeting date of September 14, 2004, has been established for a meeting of the Company’s shareholders to vote upon the Merger Agreement, and the Merger is expected to close in the third quarter of 2004. There can be no assurance, however, that the Merger will be consummated in a timely manner or at all, due to the failure of the Company’s shareholders to approve the Merger Agreement, the failure of the parties to satisfy the other closing conditions, or other factors. In connection with the Merger, in the second quarter of 2004 the Company incurred $1.2 million of non-operating costs, principally legal fees, associated with the negotiation and execution of the Merger Agreement and the preparation of proxy and other merger-related materials. These costs are not expected to be tax deductible, and, as a result have caused a significant increase in the tax rate from 35% and 39% for the three and six month periods ended June 30, 2003 to 54% and 45% for the three and six month periods ended June 30, 2004.

THE FIRST YEARS INC.

Part I, Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q that are not strictly historical are “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, estimate and similar expressions, which by their nature refer to future events. Actual future results may differ materially from those anticipated depending on a variety of factors which include, but are not limited to, trends in sales of The First Years Brand® and licensed products including the effect of reduced economic activity, continued success of new Disney character refreshed graphics, continued maintenance of favorable license arrangements, disruptions to the Company’s business as a result of the announcement and pendency of the proposed merger with RC2 Corporation, the potential negative effects on the Company if the merger is not consummated for any reason, continued success of market research identifying new product opportunities, successful introduction of new products, continued product innovation, the success of new enhancements to the Company’s brand image, growth in domestic and international sales, ability to attract and retain key personnel, sales and earnings results, and general economic conditions affecting consumer spending, including uncertainties relating to global political conditions, such as terrorism and the conflict in Iraq. Additional information with respect to risk factors is contained in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not intend to update any of the forward-looking statements after the date of this Report to conform these statements to actual results or changes in the Company’s expectations, except as required by law.

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

A. Results of Operations - Second Quarter of 2004 Compared with Second Quarter of 2003

Net Sales

Consolidated net sales for the second quarter of 2004 was $36.9 million, an increase of $3.0 million or 9%, as compared to net sales of $33.9 million in the second quarter of 2003. Domestic sales increased 7% and international sales increased 19% compared to the same period in 2003. This increase reflects increased sales in The First Years brand key product programs, particularly Take & Toss® feeding, supported by an improved licensed and specialty business. In the second quarter of 2004, net sales of The First Years brand products increased 9% primarily due to a continued expansion of key product programs into top retailers. Net sales of licensed and specialty products increased by 7% principally due to the timing of promotional activities and product distribution.

Net sales of The First Years brand products as a percentage of total net sales remained consistent at 71% in the second quarter of 2004 as compared to the second quarter of 2003. As a percentage of net sales, sales of licensed and specialty products also remained consistent at 29% in the second quarter of 2004. International net sales as a percentage of total net sales increased to 17% in the second quarter of 2004 compared to 15% in the same period of 2003.

Cost of Sales and Gross Profit

Cost of products sold in the second quarter of 2004 was $23.4 million, an increase of $1.5 million or 7%, as compared to $21.8 million in the comparable period of 2003. As a percentage of net sales, cost of products sold and gross profit in the second quarter of 2004 changed modestly to 63% and 37%, compared to 64% and 36%, respectively, in the second quarter of 2003.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses in the second quarter of 2004 were $9.7 million, an increase of $0.7 million or 8%, as compared to $9.0 million in the second quarter of 2003. As a percentage of net sales, selling, general, and administrative costs remained consistent at approximately 26%. The dollar increase in selling, general, and administrative expenses was primarily due to increased marketing and product development costs.

Merger-Related Costs

During the second quarter of 2004, the Company incurred $1.2 million in costs associated with the proposed merger with RC2 Corporation. These non-operating costs were principally legal fees related to the negotiation and execution of the Merger agreement with RC2 Corporation and proxy preparation and other merger matters. These costs are not expected to be tax deductible, and, as a result have caused a significant increase in the tax rate from 35% to 54% for the three-month period ended June 30, 2003 and 2004, respectively.

Net Income

Net income for the second quarter of 2004 decreased 37% to $1.3 million or $0.15 per diluted share, compared with $2.0 million or $0.24 per diluted share in the comparable period of 2003. As a percentage of net sales, net income decreased from 6.0% to 3.5% in the second quarter of 2004. The decrease in net income is principally due to merger-related costs, as operating income increased 25% over the comparable period in 2003. Net income for the quarter, excluding merger-related costs, would have been $2.4 million or $.28 per diluted share, an increase of 19% and 17%, respectively, over the prior year comparable period.

B. Results of Operations - First Half of 2004 Compared with First Half of 2003

Net Sales

Consolidated net sales for the first half of 2004 was $74.1 million, an increase of $6.2 million or 9%, as compared to net sales of $67.8 million in the first half of 2003. Domestic sales increased 8% and international sales increased 13% compared to the same period in 2003. This increase reflects increased sales (19% and 9% in the first and second quarters of 2004) in The First Years brand product programs, particularly Take & Toss feeding, and a continued focus on key customers in Canada and Europe. Net sales of licensed and specialty products decreased modestly (1%), with sales declines in the first quarter of the year substantially offset by improved second quarter sales performance related to product distribution and promotional timing.

Net sales of The First Years brand products as a percentage of total net sales increased to 72% in the first half of 2004 as compared to 69% in the first half of 2003. As a percentage of net sales, sales of licensed and specialty products decreased to 28% in the first half of 2004 as compared to 31% in the first half of 2003. International net sales as a percentage of total net sales increased to 15% in the first half of 2004 compared to 14% in the same period of 2003.

Cost of Sales and Gross Profit

Cost of products sold in the first half of 2004 was $47.0 million, an increase of $3.5 million or 8%, as compared to $43.5 million in the comparable period of 2003. As a percentage of net sales, cost of products sold and gross profit in the first half of 2004 were 63% and 37%, compared to 64% and 36%, respectively, in the first half of 2003.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses in the first half of 2004 were $19.0 million, an increase of $1.7 million or 10%, as compared to $17.4 million in the first half of 2003. As a percentage of net sales, selling, general, and administrative costs remained consistent at approximately 26%. The dollar increase in selling, general, and administrative expenses was primarily due to increased marketing and product development costs.

Merger-Related Costs

During the first half of 2004, the Company incurred $1.2 million in costs associated with the proposed merger with RC2 Corporation. These non-operating costs were principally legal fees related to the negotiation and execution of the Merger agreement with RC2 Corporation and proxy preparation and other merger matters. These costs are not expected to be tax deductible, and, as a result have caused a significant increase in the tax rate from 39% to 45% for the six-month period ended June 30, 2003 and 2004, respectively.

Net Income

Net income for the first half of 2004 decreased 11% to $3.9 million or $0.44 per diluted share, compared with $4.3 million or $0.52 per diluted share in the comparable period of 2003. As a percentage of net sales, net income decreased from 6% to 5% in the first half of 2004. The decrease in net income is principally due to merger-related costs, as operating income increased 16% over the comparable period in 2003. Net income for the first half, excluding merger-related costs, would have been $5.0 million or $.57 per diluted share, an increase of 15% and 10%, respectively, over the prior year comparable period.

C. Financial Condition

Consolidated assets of $85.3 million at June 30, 2004 were $0.6 million higher than at December 31, 2003.

The Company’s cash and cash equivalents increased by $0.9 million at June 30, 2004 from $24.7 million at December 31, 2003. The increase resulted primarily from $3.1 million provided by operating activities, offset by $1.3 million used for investing and $0.9 million used for financing activities.

Net cash of $3.1 million provided by operating activities consisted primarily of $5.2 million from net income adjusted for non-cash items, offset by $2.1 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from a decrease in receivables, accrued payables, accrued royalty expenses, accrued selling expenses, offset by an increase in inventories and prepaid expenses. Days sales outstanding were 58 for the quarter ended June 30, 2004 and 64 for the year ended December 31, 2003. The decrease in days sales outstanding is primarily attributable to a decrease in accounts receivable for the quarter ended June 30, 2004 as compared to the year ended December 31, 2003. Inventory turns were 2.3 for the quarter ended June 30, 2004 and 2.6 for the comparable period in 2003.

Net cash of $1.3 million used in investing activities resulted from capital expenditures. Capital expenditures for the quarter ended June 30, 2004 consisted primarily of additions to machinery and molds for new production molds.

Net cash of $0.9 million was used by financing activities consisted primarily of a cash dividend slightly offset by proceeds on the issuance of common stock under the Company’s stock option plans.

Estimated uses of cash for the full year of 2004 include capital expenditures for building and improvements, machinery and molds, and equipment of approximately $2 – 3 million. We expect to fund expenditures for capital requirements as well as liquidity needs from available cash balances and internally generated funds. We have an unsecured line of credit of $10 million, which is subject to annual renewal at the option of the bank. Any amounts outstanding under the line are payable upon demand by the bank. For the quarter ended June 30, 2004, we had no borrowings under the line of credit and, as of June 30, 2004, there were no balances outstanding.

Part I, Item 3.

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to certain market risks, which include changes in United States and international interest rates as well as changes in currency exchange rates as measured against the United States dollar and each other. We attempt to reduce material risks by using foreign currency forward exchange contracts from time to time and managing our working capital to minimize currency and interest rate exposure.

Foreign Currency Market Risk

Our international operations are subject to certain opportunities and risks, including currency fluctuations. In the quarter ended June 30, 2004, our international sales accounted for 17% of total net sales. The value of the United States dollar affects our financial results, and changes in exchange rates may affect our revenues, gross margins, operating expenses, and retained earnings as expressed in United States dollars. From time to time, we use forward exchange contracts to hedge cash flows arising from sales denominated in foreign currencies to limit the impact of currency fluctuations. Principal currencies hedged include the Euro, the British Pound, and the Canadian Dollar. We also attempt to minimize currency exposure risk through working capital management.

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

THE FIRST YEARS INC.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

On June 30, 2004, a putative class action complaint was filed with the Superior Court Department of the Trial Court Civil Action Business Litigation Session of The Commonwealth of Massachusetts, Suffolk County, styled as Arthur Marshall, individually and on behalf of all others similarly situated, vs. The First Years Inc., Ronald J. Sidman, Richard E. Wenz, Beth J. Kaplan, Walker J. Wallace, Kenneth R. Sidman, Lewis M. Weston, Fred T. Page, Evelyn Sidman and Benjamin Peltz. The complaint alleges two causes of action: breach of fiduciary duty by the Company’s directors in connection with the negotiation and execution of the Merger Agreement, and aiding and abetting in the breach of those fiduciary duties by the Company. In connection with these allegations, the complaint asserts that the defendants failed to seek alternatives to the sale of the Company, failed to engage in a meaningful auction to obtain the highest value for the Company’s shareholders, approved unfair terms in the Merger Agreement, and failed to disclose all material information concerning the Merger. The complaint seeks monetary damages and injunctive relief to enjoin the Merger. The Company believes that the allegations contained in the complaint are entirely without merit and intends to defend against the claims vigorously.

In addition, we are involved in legal proceedings which have arisen in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on our financial position or results of operation.

Item 2: Changes in Securities and Use of Proceeds

Not Applicable

Item 3: Defaults Upon Senior Securities

Not Applicable

Item 4: Submission of Matters to a Vote of Securityholders.

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the three months ended June 30, 2004.

Item 5:

Not Applicable

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits — The following exhibits are filed as part of this Report:

2.1	Agreement and Plan of Merger among RC2 Corporation, RBVD Acquisition Corp. and The First Years Inc., dated as of June 4, 2004, (excluding schedules, which the Company agrees to furnish supplementally to the Commission upon request). Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 4, 2004 and filed on June 7, 2004 and incorporated herein by reference.

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	Articles of Amendment to Restated Articles of Organization of the Company. Filed as Exhibit 3.1.2 to the Company’s annual report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

3.3	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

4.3	Amendment to Common Stock Rights Agreement, dated as of June 4, 2004, between The First Years Inc. and Equiserve Trust Company, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 4, 2004 and filed on June 7, 2004 and incorporated herein by reference.

10.1	Termination and Waiver of Rights under Employment Agreement, dated as of June 4, 2004, by and between The First Years Inc. and Ronald J. Sidman.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the second quarter of 2004, the Company filed the following reports on Form 8-K.

Item 5. Other Items:

On May 7, 2004, the Company furnished a Current Report on Form 8-K, dated the same date, regarding its earnings press release for the quarter ended March 31, 2004 and announcing a quarterly cash dividend.

On June 7, 2004, the Company filed a Current Report on Form 8-K, dated June 4, 2004, regarding its press release announcing the signing of a definitive merger agreement with RC2 Corporation.

THE FIRST YEARS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST YEARS INC.
Registrant
Date 8/9/04
	By:	/s/ John R. Beals
John R. Beals,
Senior Vice President - Finance and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

THE FIRST YEARS INC.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger among RC2 Corporation, RBVD Acquisition Corp. and The First Years Inc., dated as of June 4, 2004, (excluding schedules, which the Company agrees to furnish supplementally to the Commission upon request). Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 4, 2004 and filed on June 7, 2004 and incorporated herein by reference.

3.1	Restated Articles of Organization of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 on October 5, 1995 (File No. 33-62673) and incorporated herein by reference.

3.2	Articles of Amendment to Restated Articles of Organization of the Company. Filed as Exhibit 3.1.2 to the Company’s annual report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

3.3	By-laws of the Company. Filed as Exhibit (3)(ii) to the Company’s annual report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-62673) and incorporated herein by reference.

4.2	Rights Agreement, dated as of November 19, 2001, between the Company and EquiServe Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A on November 20, 2001 and incorporated herein by reference.

4.3	Amendment to Common Stock Rights Agreement, dated as of June 4, 2004, between The First Years Inc. and Equiserve Trust Company, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 4, 2004 and filed on June 7, 2004 and incorporated herein by reference.

10.1	Termination and Waiver of Rights under Employment Agreement, dated as of June 4, 2004, by and between The First Years Inc. and Ronald J. Sidman.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.